Form 10-Q
period 1995-03-31
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1995-05-12
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED

Commission File: 0-3216

INVESTORS HERITAGE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in Charter)

            KENTUCKY                         61-0574893
(State of other jurisdiction               (IRS Employer
of incorporation or organization)          Identification Number)

200 Capital Ave. P.O. Box 717 Frankfort KY 40602
(Address of principal executive offices)

Registrant's telephone number - (502) 223-2361

_________________________________________________________________

Securities registered pursuant to Section 13 (g) of the Act:

Common Capital Stock, par value $1.00 per share  (Title of Class)

Number of outstanding shares as of March 31, 1995
 -  899,302
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES_X_   NO____

                          PART II  -  OTHER INFORMATION

ITEM 1.  Legal Proceedings

In the normal course of business, the Company is a party to a number of lawsuits. The Company intends to vigorously defend the litigation. While the ultimate outcome of these matters can not be estimated with certainty, Management does not believe the outcome will have a material effect on the financial condition of the result of operations of the Company.



ITEM 2.  Change in Securities

Not applicable

ITEM 3.  Defaults upon Senior Securities

Not applicable

ITEM 4.  Submission  of Matters to a Vote of Security Holders

Not applicable

ITEM 5.  Other Information

Not applicable

ITEM 6.   Reports on Form 8-K

(a) Definitive Proxy Statements and Annual Reviews were filed with the Securities and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS HERITAGE LIFE INSURANCE COMPANY


DATE  May 12, 1995                      /S/
                                        BY:  Harry Lee Waterfield II
                                           President

DATE  May 12, 1995                      /S/
                                        BY: Jimmy R. McIver,
                                           Treasurer