Form 10-Q
period 1995-06-30
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1995-08-14
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR SIX MONTHS ENDED
June 30, 1995
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

_________________________________________________________________

Securities registered pursuant to Section 13 (g) of the Act:

Common Capital Stock, par value $1.00 per share  (Title of Class)

Number of outstanding shares as of June 30, 1995 -  899,169
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

(a) The annual meeting of the stockholders was held May 11, 1995 at 10:00 a.m.

(b)  The purpose of the meeting was as follows:

To elect three (3) directors to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast was as follows:

Harry Lee Waterfield II--Number of Votes Cast FOR - 801,074; WITHHELD - 307 Adron Doran--Number of Votes Cast FOR - 800,583; WITHHELD - 798
H. Glenn Doran--Number of Votes Cast FOR - 800,834; WITHHELD - 547

The other directors whose terms will continue after the meeting are:

Helen S. Wagner
Jerry F. Howell
Michael F. Dudgeon, Jr.
Joe R. Johnson
Dr. Jerry F. Howell, Jr.
Robert M. Hardy, Jr.

(c) No other matter was voted on at this meeting. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.


ITEM 5.  Other Information

Not applicable



ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Definitive Proxy Statements and Annual Reviews were filed with the

Securities and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

(c)  Exhibit 27 - Financial Data Schedule.








                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS HERITAGE LIFE INSURANCE COMPANY


August 14, 1995                          \s\
DATE                                    BY:  Harry Lee Waterfield II
                                             President

August 14, 1995                          \s\
DATE                                    BY: Jimmy R. McIver,
                                            Treasurer