Form 10-Q
period 1995-09-30
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1995-11-14
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR NINE MONTHS ENDED
September 30, 1995
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

_________________________________________________________________

Securities registered pursuant to Section 13 (g) of the Act:

Common Capital Stock, par value $1.00 per share  (Title of Class)

Number of outstanding shares as of September 30, 1995 -  898,485
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


(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

(c)  Exhibit 27 - Financial Data Schedule.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS HERITAGE LIFE INSURANCE COMPANY


November 14, 1995                                \s\
DATE                                            BY:  Harry Lee Waterfield II
                                                     President

November 14, 1995                                \s\
DATE                                            BY: Jimmy R. McIver,
                                                    Treasurer