Form 10-K405
period 1995-12-31
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1996-03-26
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 1995
Commission File Number  0-3216

INVESTORS HERITAGE LIFE INSURANCE COMPANY, INC.
(Exact name of registrant as specified in Charter)

           KENTUCKY                     61-0574893
(State or Other Jurisdiction          (IRS Employer
of Incorporation or Organization)           Identification Number)

200 Capital Avenue, Frankfort, Kentucky   40601
(Address of Principal Executive Offices)

Registrant's telephone number, including area code 502 223-2361

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common $1 Par Value

Name of Each Exchange on Which Registered
NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Stock Par Value $1.00 Per Share
(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K
or any amendment to this Form 10-K.         (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $4,854,627 as of December 31, 1995.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at December 31, 1995
898,389

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 1995 (Form 10-K, Items 1, 5a, 6, 7 and 8)
(2) Portions of the Proxy Statement dated April 19, 1996, for the Annual Meeting of Stockholders to be held May 9, 1996 (Form 10-K, Items 10, 11, 12 and
13.)                                 PART I

Item 1.  Business

(a)  General

       (a) The business of the Company is life insurance. The Company was incorporated under the laws of Kentucky on August 31, 1960, and commenced business in April, 1961. Its principal office is located at 200 Capital Avenue, Frankfort, Kentucky 40601, telephone number (502) 223-2361. The Company also owns 96% of Investors Underwriters, Inc., an investment holding company. Kentucky Investors, Inc., a Kentucky Corporation ("KII"), owns 73% of the Company's stock. In addition, KII wholly owns Investors Heritage Printing, Inc. ("IHP") and Investors Heritage Financial Services Group, Inc. ("FSG"). The business segments of the Company are identified and discussed on page 45-46 of the
Annual Report to Stockholders for the year ended December 31, 1995 and are incorporated herein by reference.
         A portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowment, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life is offered by the Company. In addition, the Company has historically written credit life and credit accident and health insurance (respectively, "Credit Life" and "Credit A&H", and collectively "Credit Insurance") on a group basis; and during 1995, the Company exited the credit insurance market as a direct writer and experienced insignificant production (less than $500,000) from the Credit Insurance product lines in 1995.
       During 1995 sales operations were conducted through the Ordinary Life
sales  division.   Due to the fact that the Company was not a direct writer of
Credit Insurance products during 1995, FSG was formed as a wholly-owned marketing company of KII to market a variety of products for a number of other unaffiliated companies as well as the Company's mortgage protection products to financial institutions. As anticipated, more than 10% of FSG's revenues during 1995 were derived from Franklin Life Insurance Company, Springfield, Illinois, ("Franklin") from the sale of Franklin's Credit Insurance products.
       During 1996 sales operations will continue to be conducted through the ordinary life division of the Company and through FSG which will market the Company's Ordinary and Credit Insurance products and other products for unaffiliated companies identified below. See "Material Changes and Developments-Credit Insurance". It is anticipated that more than 10% of FSG's revenues for 1996 will be derived from the sale of the Company's Credit Insurance products.
       Ordinary Life. Ordinary Life sales are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. The Company also sells business through general agents or brokers who may represent one or more companies.
        Approximately 37% of total insurance in force is Ordinary Life.
        The Ordinary Life sales are built around a standard portfolio of life insurance products with some of the major contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies.
        Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium paying period. These policies also have an annual guaranteed benefit. As of December 31, 1995, 12% of the total ordinary insurance in force was comprised of participating policies and of the 12%, approximately 7% was comprised of participating policies with some guaranteed benefit.
        Another block of participating policies provides for payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 1995, 5% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.
        Non-participating life insurance policies represented 88% of the total ordinary insurance in force.
        Four different guaranteed issue whole life policies were sold through 1993. Each has a policy limit of $10,000 face amount, with graded death benefits during the first two policy years. Two of the policies are non-participating with non-guaranteed increases in the death benefit and two of the policies are participating.
        The Company also issues two non-participating interest-sensitive single premium whole life policies based on simplified underwriting. These policies provide for payment of the full face amount at the death of the insured and for increasing death benefits on a non-guaranteed basis.
        During 1994, the Company introduced new products designed for the pre-arranged funeral market. These products are single premium and modal premium non-participating whole life policies. Single premium policies are sold on a guaranteed issue basis and modal premium policies are fully underwritten. Both single and modal premium policies provide for non-guaranteed increasing death benefits and have a maximum face amount of $25,000. The Company also sells a mortgage protection product which is being marketed by FSG.
        Although it was anticipated that during 1995 the Company would introduce group products designed for the prearranged funeral market, those products are still in the design phase and have not been introduced yet.
        Credit Insurance. Credit Insurance is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit by these institutions. The amount of the insurance is designed to cover the amount of the loan, with the financial institutions being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit Insurance production is generally dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, Credit Insurance sales increase. When the economy slows, consumer debt slows and therefore Credit Insurance sales decrease.
        During the fourth quarter of 1994, the Company began phasing out of the Credit Insurance market as a direct writer and premium production from Credit Insurance during 1995 was less than $500,000, as anticipated. The Company continued to provide the administration and claims processing services for the Credit Insurance operations. FSG entered into a marketing agreement with Franklin to market Franklin's Credit Insurance products during 1995.
       During the fourth quarter of 1995, the Company and FSG were advised that Franklin was exiting the Commonwealth of Kentucky as a direct writer of Credit Insurance products. FSG immediately began negotiations with several unaffiliated insurance companies to market Credit Insurance for them. Simultaneously, FSG initiated discussions with unaffiliated insurance companies regarding a transaction where the Credit Insurance business would be written by the Company and all of the risk would be immediately reinsured to the unaffiliated insurance company. A reinsurance transaction was viewed favorably because the Company would be able to generate an alternate source of income through fees from administration and claim processing services provided. In addition, FSG would be able to maintain its revenues in the form of commissions from the sale of the Company's Credit Insurance products.
       In December, 1995, the Company entered into a reinsurance agreement with The Connecticut General Life Insurance Company, Bloomfield, Connecticut ("Connecticut General") under the terms of which the Company will cede to Connecticut General all of the risk on all Credit Insurance policies sold by the
Company. In addition to receiving a retention fee the Company will also receive a fee for administration and claims processing services. Other than adding one to three employees, no additional amounts are anticipated to be required to be expended in order to further utilize the Company's administrative and claims
processing capabilities.   Employees will be added only when warranted.
          It was and continues to be management's belief that the number of Credit Insurance providers in the Commonwealth of Kentucky is contracting as a result of two Kentucky domestic insurers exiting the Credit Insurance market. Management believed there would be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers that are expected to replace exiting insurers. This belief has come to fruition in an alternate way through the reinsurance agreement with Connecticut General. The Company will continue to seek contracts to operate as an administrator for other companies which sell Credit Insurance.
        FSG will call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products. The Company anticipates Credit Insurance gross written premiums to exceed $10 million in 1996; however, as described above, that business will be ceded to Connecticut General. Approximately 9% of the total life insurance in force is Credit Insurance, all of which was written directly by the Company.
        In addition to selling Credit Insurance, some of the Company's bank agents obtain an ordinary life license enabling them to sell mortgage insurance that might be required in excess of the statutory Credit Life limitation enacted by each state where our Credit Insurance products are sold. The Company's mortgage insurance products will continue to be marketed through FSG.
        Group Life. Group life accounts for the remaining 54% of in-force business. Since 1990, the Company has participated in the Federal Employee Group Life Insurance (FEGLI) Program, which is administered by Metropolitan Life
Insurance Company. As a result of the termination of the Commonwealth of Kentucky group life contract, on November 30, 1992, the Company's participation in the FEGLI Program was substantially decreased during 1993 and 1994. The reduction from 1992 to 1993 was $195,690,000 to $721,775,000 and from 1993 to
1994 the reduction was $53,011,000 to $668,764,000.  From 1994 to 1995 the
reduction was $34,106,000 to $634,658,000.
        Principal Markets. The principal markets for the Company's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina,
South Carolina, Ohio, Indiana, Florida, Tennessee, Illinois, Kansas, West Virginia and Texas. The Company has licensed ordinary agents and regional managers throughout these states. The Company also has licensed credit life agents in over 75 banks and automobile dealerships throughout the Commonwealth of Kentucky.
        The Company is also licensed in sixteen other states: Georgia, Alabama, Arkansas, Mississippi, and Louisiana in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Arizona and Utah in the West; and Michigan in the North. The business in these states is written mostly through general agents.
       Risk. The Company in many cases requires evidence of insurability before issuing individual life policies including,in some cases, a medical examination or a statement by an attending physician. Home office underwriters review the evidence of insurability required and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums, restricted coverages or reduced benefits during the first two policy years. The majority of the single premium business is written through the prearranged funeral market without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.
        Risk is integral to insurance but, as is customary in the insurance business, the Company obtains reinsurance with respect to amounts in excess of its retention limits. The maximum limit of retention by the Company on its standard contract for any one life is $100,000 plus the amount of the return of premium benefits, if any. The maximum is reduced for sub-standard classes of risk. The maximum retention on Credit Life was $100,000 per life. Excess coverages are reinsured externally. As of December 31, 1995; approximately $180,265,000, or 8% of total life insurance in force was reinsured with non-affiliated well established insurance companies. The Company would become liable for the reinsured risks if the reinsurers could not meet their obligations.
        The Company is party to a number of reinsurance and coinsurance agreements with non-affiliated companies. Approximately $180,265,000 of insurance in force for the Company was reinsured with seventeen companies.
The reinsurers for the Company and amounts of insurance in force that are reinsured are as follows:

COMPANY                      REINSURANCE AMOUNT  PERCENT OF TOTAL
Crown Life Insurance Co.         $53,359,000        29.6%
The Lincoln National Life Ins. Co.75,440,000        41.9%
J.M. Limited                      17,703,000         9.8%
LNB Life Insurance Co.             4,984,000         2.8%
AEtna Life Insurance Co.           2,252,000         1.2%
Indiana-Kentucky Ins. Co. Ltd.     3,552,000         2.0%
Riverside Reinsurance Ltd.         4,807,000         2.7%
Pirtle Ltd.                        2,860,000         1.6%
Lancaster Life Insurance Co.       4,012,000         2.2%
Business Men's Assurance Co.       4,139,000         2.3%
North American Reinsurance Co.     2,625,000         1.5%
Groves Reinsurance Ltd.            1,811,000         1.0%
Munich American Reinsurance Co.    1,865,000         1.0%
Other Companies (4)                  856,000          .4%
TOTAL                           $180,265,000       100.0%


AEtna and Crown Life reinsured Credit Life and Credit A&H policies sold between July 1, 1988 and June 30, 1992. These reinsurance agreements were terminated with respect to new issues by the Company during 1991 and 1992, respectively. Neither reinsurer accepted the risk on any new policies issued after the termination date of each agreement; however, both AEtna and Crown Life continue to provide reinsurance on all Credit Insurance policies sold prior to March 16, 1991 (AEtna) and June 30, 1992 (Crown Life). During 1996, the Company will reinsure all of the risk on the Credit Insurance policies sold by its agents to Connecticut General.
       The Company has not experienced a reinsurer default under any of the reinsurance agreements to which the Company is a party. Further, the Company has no knowledge of and does not anticipate any material default in any existing reinsurance obligations.
       Regulation of Insurance. The business of the Company is subject to regulation and supervision by the insurance regulatory authority of each state in which the Company is licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe types and amounts of investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners (the "NAIC"), a self-regulatory organization of state insurance commissioners, insurance companies are examined periodically by one or more of the regulatory authorities.
      Domiciled in the Commonwealth of Kentucky, the Company is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The quadrennial audit was completed during 1990 for the four years ending December 31, 1989. The Company received an excellent report. The Company received its most recent quadrennial examination during 1995. The Company anticipates conclusion on or before the end of the second quarter of 1996. The examination will cover the five year period ending December 31, 1994. Kentucky law now requires an examination every three years; therefore, it is anticipated that the Company's next examination will commence during 1998 for the three years ending December 31, 1997.
       In December of 1992, the NAIC adopted a "Risk Based Capital for Life and/or Health Insurers Model Act" (the "Model Act") which was designed to identify inadequately capitalized life and health insurers. The Model Act defines two key measures: (i) adjusted capital, which equals an insurer's statutory capital and surplus plus its asset valuation reserve, plus one-half its liability for policyholder dividends ("Adjusted Capital") and (ii) authorized control level risk based capital ("RBC"). RBC is determined by a complex formula which is intended to take into account the various risks assumed by an insurer. Should an insurer's Adjusted Capital fall below certain prescribed levels (defined in terms of its RBC), the Model Act provides for the following four different levels of regulatory attention:
       "Company Action Level:" This level of review is triggered if an insurer's Adjusted Capital is less than 200 percent of its RBC. The insurer is required to submit a plan to the appropriate regulatory authority that discusses proposed corrective action. The Company's Adjusted Capital is more than 3.2 times the required amount.
       "Regulatory Action Level": This level of review is triggered if an insurer's Adjusted Capital is less than 150% of its RBC. The regulatory authority formally requires the insurer to submit an RBC plan, and performs a special examination of the insurer and issues an order specifying corrective actions. The Company's Adjusted Capital is more than 4.2 times the required amount.
       "Authorized Control Level": This level of review is triggered if an insurer's Adjusted Capital is less than 100% of its RBC. The regulatory authority is authorized to take whatever action it deems necessary. The Company's Adjusted Capital is more than 6.4 times the required amount.
       "Mandatory Control Level": This level of review is triggered if an insurer's Adjusted Capital falls below 70% of its RBC. The regulatory authority is required to place the insurer under its control. The Company's Adjusted Capital is more than 9.1 times the amount required.
       Since the Adjusted Capital levels of the Company currently exceed all of the regulatory action levels as defined by the NAIC's Model Act, the Model Act currently has no impact on the Company's operations or financial condition.
       Competition. The life insurance business is highly competitive. With the introduction of universal life and other interest sensitive products in recent years, competition with other financial institutions has increased. The industry includes both stock and mutual companies, including some of the largest financial institutions in the United States. While the business is responsive to the current economic environment, changes are not quite so volatile, and there are indications that, except for Credit Life, the life insurance market is stable, even in times of stress for other companies.
       The Company differentiates itself through its marketing techniques, product features, customer service and reputation. The Company maintains its competitive position by its focus on areas which have historically proven profitable. Those areas include single premium pre-need products, modal premium final expense products, traditional whole life products, mortgage protection products and level term products. The Company's competitive position is maintained by its ability to provide quality customer service throughout the distribution system. Other competitive strengths include the Company's asset/liability management system, a quality investment portfolio which provides liquidity and the Company's non-leveraged financial position.
       The business of the Company is not seasonal.
(b) Material Changes and Developments
        While changes in the life insurance business are not as dramatic as in other forms of business, new product development and innovative sales methods must be ongoing to meet the current economic times. The Company, however, believes that growth from increased sales is directly related to the constant attention paid to revising and selling the products developed by the Company.
       rdinary Production. The Company is working diligently to increase ordinary product sales. The largest increase in this area has been the final expense and prearranged funeral sales. Final expense sales include the sale of lower face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Prearranged funeral sales include the sale of modal premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract. The Company expanded its marketing capability for this market through the 1993 acquisition of marketing assets and agents from Legacy One, Inc., a former independent marketing agent for the Company. As a result, the Company steadily increased sales during 1993 and 1994. The actual increase in 1994 over 1993 in overall ordinary premium production was approximately 21%, significantly higher than the 10-12% increase anticipated by management, and the increase in 1995 over 1994 was approximately 11%, as anticipated. The Company is continuing to increase its marketing operations and to expand into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas and South Carolina. The Company anticipates continued growth in premium production of approximately 10-12 percent in the prearranged funeral market during 1996.
       Credit Insurance. From 1988 to 1991, the Company substantially increased sales of Credit Insurance to $37 million and reinsured substantial portions of the Credit Life and Credit A&H business with AEtna and Crown Life. However, during 1992 the Company decreased Credit Insurance production to the pre-1988 annual premium levels of $8-10 million. As a result of the anticipated decreased in production, the reinsurance agreement with Crown Life was terminated effective for policies written after June 30, 1992, as set forth above. See "Business-Risk". Desired levels of Credit Insurance production were reached in 1993 and 1994.
       Throughout 1994 the Company continued to closely monitor Credit Life and Credit A&H claims and make adjustments in the claims administration process. Claim ratios on Credit A&H have stabilized. The Company continues to closely monitor the claims paying process to make certain that proper payments are being made in accordance with the policy.
       The Company's Credit Insurance operation continued to be strong throughout 1994 in financial institutions and with a selected number of automobile dealers participating in either a reinsurance program or the Company's commission structure. However, during 1994 the Company decided to exit the Credit Insurance market as a direct writer. The driving factor behind this decision was the desire of the Company's Board of Directors and management to improve and strengthen the Company's surplus and profitability. Historically, the Credit A&H line has not been a profitable segment of the Company's business; however, when balanced with the Credit Life line, acceptable profit margins were achieved. Since 1991, the profitability of the lines diminished due to increased losses on the Credit A&H line and shrinking profit margins on the Credit Life line. Therefore, since other lines of business have been and continue to show strong growth and profits, and the continued sale of Credit A&H inhibited growth of the Company's surplus and the full realization of profits from other lines of business, management and the Board of Directors determined that it was in the best interest of the Company and its stockholders to discontinue as a direct writer of Credit Life and Credit A&H.
       Realizing the significant contribution of our financial marketing group, which was successful in increasing the Company's Credit Insurance production to record levels during the late 1980's and early 1990's, and realizing the significant relationship our employees have developed with the financial institutions in the Commonwealth of Kentucky, KII formed FSG as a wholly-owned subsidiary. During 1995, FSG was responsible for marketing a myriad of products for unaffiliated companies to financial institutions including Credit Life and Credit A&H (Franklin), Individual Disability (Illinois Mutual Life and Casualty Company), Involuntary Unemployment Insurance (Vesta Fire Insurance Corp.), and GAP, which covers the excess of the loan amount over the value of the collateral if the collateral is a total loss (General Electric Capital Assurance Company). The Company was not a direct writer of any of these products during 1995. FSG will continue to market the Company's mortgage protection products, and management anticipates growth of approximately 3-5 percent in this segment of the Company's business during 1996 due to the marketing efforts of FSG. In addition, as explained in more detail below, FSG will be marketing the Company's Credit Insurance products during 1996.
       During the fourth quarter of 1995, FSG and the Company were advised that Franklin was exiting the Commonwealth of Kentucky as a direct writer of Credit Insurance products. FSG immediately began negotiating with a number of unaffiliated insurance companies to market Credit insurance products for them. In addition, FSG began negotiating a potential transaction with unaffiliated companies where the Credit Insurance policies would be written by the Company and all of the risk would be immediately reinsured to the unaffiliated company.
       Under a reinsurance arrangement, the Company would generate alternative revenues from retention fees and fees for administration and claims processing. Additionally, FSG will continue to generate revenues in the form of commissions.
Therefore, in December 1995 the Company entered into a reinsurance agreement with Connecticut General under the terms of which all of the risk on all Credit Insurance policies sold by the Company would be reinsured with Connecticut General.
        The decision to reenter the Credit Insurance market as a direct writer required careful consideration of the decision to exit the market during 1995. The driving factors behind the decision to reenter were the ability to structure the reinsurance transaction with a highly rated insurance company, the ability to protect, improve and strengthen the Company's surplus and profitability, the ability to utilize our Credit Insurance administration and claims processing capabilities and the ability to generate alternative sources of revenue for the Company. The structure of the reinsurance agreement with Connecticut General accomplishes each of these goals. Further, FSG has been successful in retaining the majority of the Credit Insurance agency accounts and has successfully recruited another unaffiliated agency which is anticipated to more than double overall gross written Credit Insurance premiums and will therefore further enhance FSG's revenues.
       Employees.    The number of persons employed by the Company is 113.  The number of active independent contractual agents of the Company is 2,344. Management of the Company considers its relationship with the employees and agents to be satisfactory.tem 2. Properties
       The physical property of the Registrant consists of the home office building and grounds, owned in fee, at 200 Capital Avenue, Frankfort, Kentucky. Adjacent to the home office, the Company owns additional property on Second Street and on Shelby Street in Frankfort, Kentucky. One building is used for Agency and Company meetings; one building is a print shop used by IHP, one building is used for supplies and additional storage; and one building is leased to a commercial tenant. The Company also leases office space at One Harbison Way, Suite 106, Columbia, South Carolina 29212.

Item 3.  Legal Proceedings
       There are no legal proceedings to which the Registrant is a party which are material to the overall financial condition or the results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
       None.

                                     PART II
Item 5.  Market for the Registrant's Common Stock and Related Security Matters
       (a) The information relative to the market value of the Company's stock appears on the inside back cover in the Annual Report to the Stockholders for the year ended December 31, 1995, and is incorporated herein by reference.
       (b)  Approximate Number of Equity Security Holders
                (A)               (B)
                              Number of Holders
             Title of Class   of Record 12-31-95

             Common Stock         2,941
       (c)  Dividends
         Cash dividends paid in 1995 amounted to $685,219 or $.76 per share. The 1995 cash dividend, to be paid April 12, 1996, is $.76 per share, payable to stockholders of record March 29, 1996.

Item 6.  Selected Financial Data
       Selected financial data for the past five years appears on page 29 in the Annual Report to the Stockholders for the year ended December 31, 1995, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Management's Discussion and Analysis of financial condition and results of operations appears on pages 9-21 in the Annual Report to the Stockholders for the year ended December 31, 1995, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
       The consolidated financial statements and notes appear on page 30 through 46 in the Annual Report to Stockholders for the year ended December 31, 1995, and are incorporated herein by reference. See Part IV, Item 14.

Item 9.  Disagreements on Accounting and Financial Disclosure
       None.
                                    Part III
Item 10. Directors and Executive Officers of the Registrant
       (a)     The Executive officers and directors of the Company are:

Name, Position & Year                    Family
Became Officer/Director      Age         Relationship

Harry Lee Waterfield II      52
Chairman of the Board,
President/1963

Jimmy R. McIver              44
Treasurer/1988

Wilma Yeary                  64
Secretary/1989

Jane S. Jackson              41
Assistant Secretary/1989

Howard L. Graham             61
Vice President, Corporate Services
1969

Loretta Jane Wise            49
Vice President, Policy Service/1988

Nancy W. Walton              56         Sister of
Vice President, Underwriting/1975       Harry Lee
                                        Waterfield II

N. Douglas Hippe             57
Vice President, Acting/1974

Raymond L. Carr              47
Vice President, Admn.  Operations
1977

John E. Simmons              43
Vice President, Credit Life/Office
Services


Donald R. Philpot            58
Vice President, Agency/1981

Margaret J. Kays             64
Vice President, Human Resources/
1993

Helen S. Wagner              59
Director/1986

Jerry F. Howell              82
Director/1964

Jerry F. Howell, Jr.         54         Son of Jerry
Director/1987                           F. Howell

Robert M. Hardy, Jr.         38         Nephew of
General Counsel, Director/1986          Harry Lee
                                        Waterfield II

Michael F. Dudgeon           34         Nephew of
Director/1988                           Harry Lee
                                        Waterfield II

Adron Doran                  86
Director/1972

H. Glenn Doran               70
Director/1992

Clair S. Manson              68
Vice President, Chief Actuary/1987

Joe R. Johnson               78
Director/1972


          (b) The principal occupation of each of the Officers listed above for the past five years has been that as indicated, except for Margaret J. Kays.
Ms. Kays was elected Vice President, Human Resources in 1993. Prior to that time, Ms. Kays served as the Company's Assistant Vice President, Credit Life Accounting. Each of the Directors has occupied the position indicated for a period of more than five years with the exception of H. Glenn Doran. Mr. Doran was elected to the Board in July of 1992. Information regarding the business experience of the Directors who are not officers of the Company is shown on pages 2, 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 1996, and is incorporated herein by reference.
          There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years.
         Officers are appointed annually by the Board of Directors at the Board meeting immediately following the Annual Meeting of Shareholders. There are no arrangements or any understandings between any officer and any other person pursuant to which the office was selected.

Item 11.  Executive Compensation and Transactions
          Information regarding compensation of executive officers and transactions with executive officers and directors is not restated in this Annual Report because the response to this item is shown on page 5 & 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 1996 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management Security ownership by Officers Directors, and management, is not restated in this Annual Report because the response to this item is shown on pages 2, 3 & 4 of the Proxy Statement for the Annual Meeting of
Stockholders to
be held May 9, 1996, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          Certain relationships and related transactions are shown on the page 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 1996, and are incorporated herein by reference.
                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          (a)1. Financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 1995 (pages 30 to 46) filed as Exhibit 1:
          Consolidated Balance Sheets -- December 31, 1995 and 1994
          For the years ended December 31, 1995, 1994 and 1993:
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flow
          Notes to Consolidated Financial Statements
       (a)2.  Financial Statement Schedule
       Schedule I--Summary of Investments -- Other than Investments in Related Parties
       Schedule III --  Supplementary Insurance Information
       Schedule IV -- Reinsurance
       The financial statements and schedules of Investors Heritage Life Insurance Company, as incorporated by reference in its Annual Report on Form 10-K filed with the Securities & Exchange Commission for the year ended December 31, 1995, are incorporated herein by reference.
      All other schedules have been omitted as not applicable, not required, or the required information has been included in the financial statements, notes thereto, or are incorporated herein by reference to the Annual Report on Form 10-K of Investors Heritage Life Insurance Company for the year ended December 31, 1995.

       (a)3.  Listing of Exhibits
      Exhibit 1 - Annual Report to the Stockholders for the year ended December 31, 1995.*
       Exhibit 3.1-- Articles of Incorporation of the Company, as amended.
       Exhibit 3.2--  By-Laws of the Company, as amended.
       Exhibit 11--  Statements re Computation of Per Share Earnings.**
       Exhibit 23 - Consent of Independent Auditors.
       *The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the
Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.
       **The information required is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 37 of the Annual Report to the Stockholders for the year ended December 31, 1995 and is incorporated herein by reference.
       (b)  Reports on Form 8-K
         No filing of Form 8-K was made in the fourth quarter, 1995.
       (c)  See Item 14(a)(3) above.
       (d)    Financial Statement Schedules - The response to this portion of
Item 14 is submitted as a separate section of this report.
                                   SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Investors Heritage Life Insurance Company

 3-24-96           /s/
       DATE        BY:  Harry Lee Waterfield II
                   ITS: Chairman of the Board, President and
                        Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                           DATE


/s/
Chairman of the Board,
Harry Lee Waterfield II
President and Chief                       3-14-96
Executive Officer

/s/
Treasurer                                 3-14-96
Jimmy R. McIver


/s/                                       3-14-96
Howard L. Graham
Vice President
Corporate Services


/s/                                       3-14-96
Jerry F. Howell
Director

/s/                                       3-14-96
H. Glenn Doran
Director

/s/                                       3-14-96
Helen S. Wagner
Director

/s/                                       3-14-96
Adron Doran
Director

/s/                                       3-14-96
Robert M. Hardy, Jr.
General Counsel
and Director

/s/                                       3-14-96
Jerry F. Howell, Jr.
Director

/s/                                       3-14-96
Michael F. Dudgeon, Jr.
Director

/s/                                       3-14-96
Joe R. Johnson
Director



                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Investors Heritage Life Insurance Company

       We have audited the consolidated financial statements of Investors Heritage Life Insurance Company and subsidiary listed in the accompanying Index to financial statements (Item 14(a)). Our auditors also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

       We conducted our auditors in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
Investors Heritage Life Insurance Company and subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basis financial statements taken as a whole, present fairly in all material respects the information set forth therein.

       As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt securities in 1994. Also, as discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.

                      /s/
                      Ernst & Young LLP

Louisville, Kentucky
March 15, 1996


                         CONSENT OF INDEPENDENT AUDITORS

                                   EXHIBIT 23

      We consent to be incorporation by reference in the Registration Statement (Form S-8 No. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan and Trust Agreement and in the related prospectus of our report dated March 15, 1996 with respect to the consolidated financial statements and schedules of Investors Heritage Life Insurance Company included in the Annual Report (Form 10-K) for the year ended December 31, 1995.

                      /s/
                      Ernst & Young LLP

Louisville, Kentucky
March 25, 1996




            INVESTORS HERITAGE LIFE INSURANCE COMPANY AND SUBSIDIARY
        SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN
                                 RELATED PARTIES
                                DECEMBER 31, 1995

                                                       AMOUNT AT
                                                       WHICH
                                            MARKET     SHOWN IN THE
TYPE OF INVESTMENT             COST         VALUE      BALANCE
                                                       SHEET
Fixed maturity securities
available-for-sale:

Bonds:
  United States and government
  agencies and authorities $ 24,214,107  $25,563,404  $25,563,404

  States and political        1,987,512    2,061,000    2,061,000
  subdivisions

  Foreign                     5,015,069    5,275,140    5,275,140

  Mortgage-backed
  securities                 31,685,496   32,506,539   32,506,539

  Corporate                  68,914,613   71,951,307   71,951,307

Redeemable preferred stock       21,000       44,326       44,326
                           ------------  -----------  -----------
  Total                    $131,837,797 $137,401,716 $137,401,716
                           ============ ============ ============

Equity securities,
  available for sale:

  Common stocks:
    Banks, trusts &
    insurance companies    $    433,481 $  1,761,658 $  1,761,658

    Industrial, misc.
    and all other               331,005      305,388      305,388

Nonredeemable preferred
  stocks                        546,907      498,890      498,890
                           ------------  -----------  -----------
  Total                    $  1,311,393 $  2,565,936 $  2,565,936
                           ============ ============ ============

  Total securities
    available for sale:    $133,149,190 $139,967,652 $139,967,652
                           ============ ============ ============


  Mortgage loans
    on real
    estate                   13,058,464     XXXXXXXX   13,058,464

  Policy loans                6,869,039     XXXXXXXX    6,869,039

Other long term
  investments                   301,733     XXXXXXXX      301,733

Short-term
  investments                 1,103,021     XXXXXXXX    1,103,021
                           ------------              ------------

    Total investments      $154,481,447     XXXXXXXX $161,299,909
                           ============              ============



                    INVESTORS HERITAGE LIFE INSURANCE COMPANY

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                     SEGMENT

          Life          Credit    Accident   Corporate    Total
          and           (Life     & Health
          Annuities     and
                        A&H)

          $             $         $          $            $


Deferred
Policy
Acquisi-
tion
Costs     25,845,535  1,885,016    529,562        -0-  28,260,113


Future
Policy
Benefits,
Lossess,
Claims &
Loss
Expenses 154,363,644    608,600    209,901        -0- 155,182,145

Unearned
Premium        7,473  5,539,142    965,747        -0-   6,512,362

Other
Policy
Claims &
Benefits
Payable    3,415,505    262,739     88,068        -0-   3,766,312

Premiums
Revenue   33,185,006 (1,167,524)  1,043,894       -0-  33,061,376

Net
Invest-
ment
Income
(1) and
(3)        9,251,927    365,529     82,783  1,171,857  10,872,096

Benefits
claims,
Losses &
Settle-
ment
Expenses  33,529,515 (3,593,030)    187,439       -0-  30,123,924

Amorti-
zation
Deferred
Acquisi-
tion
Costs      2,809,459  2,673,578    602,920        -0-   6,085,957

Other
Operating
Expenses
(2)        5,147,730    992,599    234,049    607,562   6,981,940

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity.
(2)  Other operating expenses are assigned directly to the applicable segment.
(3)  Includes realized investment gains or losses.



                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                     SEGMENT

          Life          Credit    Accident   Corporate    Total
          and           (Life     & Health
          Annuities     and
                        A&H)

          $             $         $          $            $


Deferred
Policy
Acquisi-
tion
Costs     25,124,359  4,747,594    627,482        -0-  30,499,435


Future
Policy
Benefits,
Lossess,
Claims &
Loss
Expenses 137,272,524  2,608,173    191,654        -0- 140,072,351

Unearned
Premium       10,717 13,917,874  1,178,085        -0-  15,106,676

Other
Policy
Claims &
Benefits
Payable    4,684,333    313,573     73,578        -0-   5,071,484

Premiums
Revenue   30,529,592  4,876,595  1,037,575        -0-  36,443,762

Net
Invest-
ment
Income
(1) and
(3)        7,940,980    520,975     83,895  1,811,501  10,357,351

Benefits
claims,
Losses &
Settle-
ment
Expenses  27,282,303    720,440  (379,281)        -0-  27,623,462

Amorti-
zation
Deferred
Acquisi-
tion
Costs      4,226,129  4,961,903    904,838        -0-  10,092,870

Other
Operating
Expenses
(2)        4,208,623    874,651    180,311    768,624   6,032,209

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity.
(2)  Other operating expenses are assigned directly to the applicable segment.
(3)  Includes realized investment gains or losses.




                      FOR THE YEAR ENDED DECEMBER 31, 1993

                                     SEGMENT

          Life          Credit    Accident   Corporate    Total
          and           (Life     & Health
          Annuities     and
                        A&H)

          $             $         $          $            $


Deferred
Policy
Acquisi-
tion
Costs     24,191,714  6,034,497  1,049,320        -0-  31,275,531


Future
Policy
Benefits,
Lossess,
Claims &
Loss
Expenses 125,359,163  1,297,605    225,311        -0- 126,882,079

Unearned
Premium      571,151 24,952,574  1,980,751        -0-  27,504,476

Other
Policy
Claims &
Benefits
Payable    4,860,392    564,161     85,948        -0-   5,510,501

Premiums
Revenue   25,694,657  6,330,973  2,940,458        -0-  34,966,088

Net
Invest-
ment
Income
(1) and
(3)        7,544,523    666,029    120,530  2,059,392  10,390,474

Benefits
claims,
Losses &
Settle-
ment
Expenses  22,359,614  1,066,233  1,249,121        -0-  24,674,968

Amorti-
zation
Deferred
Acquisi-
tion
Costs      4,917,289  6,441,817    956,891        -0-  12,315,997

Other
Operating
Expenses
(2)        3,609,248    889,952    444,976    751,680   5,695,856

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity.
(2)  Other operating expenses are assigned directly to the applicable segment.
(3)  Includes realized investment gains or losses.

            INVESTORS HERITAGE LIFE INSURANCE COMPANY AND SUBSIDIARY

                            SCHEDULE IV - REINSURANCE


                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                           Accident
                Life          Premium,     and
                Insurance     Life         Health     TOTAL
                In Force      Insurance    Insurance  PREMIUMS

                $             $            $          $

Gross Amount   1,301,580,403 30,088,838    (97,463)  29,991,375

Ceded to
other
Companies        180,264,855    807,810     327,654   1,135,464

Assumed
from other
Companies      1,235,769,597  3,477,443     870,956   4,348,399

Net Amount     2,357,085,145 32,758,471     445,839  33,204,310

Percentage
of Amount
Assumed to
Net                      52%        11%        195%         13%



                      FOR THE YEAR ENDED DECEMBER 31, 1994


                                           Accident
                Life          Premium,     and
                Insurance     Life         Health     TOTAL
                In Force      Insurance    Insurance  PREMIUMS

                $             $            $          $

Gross Amount   1,533,680,499 30,789,709   2,539,118  33,328,827

Ceded to
other
Companies        280,015,000    919,336     501,149   1,420,485

Assumed
from other
Companies      1,284,986,501  3,930,203     608,295   4,538,498

Net Amount     2,538,652,000 33,800,576   2,646,264  36,446,840

Percentage
of Amount
Assumed to
Net                      51%        12%         23%         12%

                      FOR THE YEAR ENDED DECEMBER 31, 1993


                                           Accident
                Life          Premium,     and
                Insurance     Life         Health     TOTAL
                In Force      Insurance    Insurance  PREMIUMS

                $             $            $          $

Gross Amount   1,708,906,548 25,678,356   3,008,938  28,687,294

Ceded to
other
Companies        449,844,000    164,700     319,785     484,485

Assumed
from other
Companies      1,416,024,452  4,096,564   2,666,715   6,763,279

Net Amount     2,675,087,000 29,610,220   5,355,868  34,966,088

Percentage
of Amount
Assumed to
Net                      53%        14%         50%         19%





                                   EXHIBIT 3.1

                            ARTICLES OF INCORPORATION

                                       OF

                      THE NATIONAL INVESTORS LIFE INSURANCE
                               COMPANY OF KENTUCKY


KNOW ALL MEN BY THESE PRESENTS:

          That we, the undersigned, all being natural persons over twenty-one years of age, and being citizens of the United States of America and residing at the addresses set opposite our respective names, do hereby associate ourselves together for the purpose of forming a domestic stock insurance company under the provisions and terms of Chapter 304 of the Kentucky Revised Statutes, as amended, and for that purpose do hereby certify;

                                   ARTICLE I.
          The name of the corporation is The National Investors Life Insurance Company of Kentucky.
                                   ARTICLE II.
          The objects and purposes for which the corporation is formed and the nature of the business to be transacted, promoted and carried on, are:
          (a) To engage in the business of issuing policies of insurance on human lives and insurance appertaining thereto or connected therewith, including the granting of annuities and endowment benefits, additional benefits in event of death by accident or accidental means, additional benefits in event of the total and permanent disability of the insured, optional modes of settlement or proceeds and otherwise to do all things permitted to life insurance companies under the laws of the Commonwealth of Kentucky s they presently exist or as they hereafter may exist.
          (2) To engage in the business of issuing policies of disability insurance against bodily injury, disablement or death by accident or accidental means, or the expense thereof, against disablement or expense resulting from sickness, and every insurance appertaining thereto and otherwise to engage in the business of disability insurance under the laws of the Commonwealth of Kentucky as they presently exist or as they hereafter may exist.
          (3) To do all things permitted by law to be done by corporations engaged in the business of life insurance or disability insurance whether specifically enumerated herein or not.

                                  ARTICLE III.
          The total authorized capital stock of the corporation shall be Six Hundred and Forty Thousand shares (640,000) of the par value of One Dollar ($1.00) per share, each share having a voting right of one (1) vote per share. The shares of capital stock shall be unassessable at all times and no stockholder shall be liable thereon beyond the liability of his subscription price.

                                   ARTICLE IV.
          The corporation shall commence business when One Hundred Twenty Five Thousand Dollars ($125,000) of its capital stock has been fully subscribed, paid in and issued; and, in addition to said One Hundred Twenty Five Thousand Dollars
($125,000), the corporation shall commence business with a paid in surplus of Sixty Two Thousand Five Hundred Dollars ($62,500.00).

                                   ARTICLE V.
          The corporation is organized under the capital stock plan.


                                   ARTICLE VI.
          The principal office of the corporation shall be located in the city of Frankfort, Commonwealth of Kentucky. The name of the resident agent upon whom process can be served is Rudy Yessin, 6th Floor, McClure Building, Frankfort, Kentucky.

                                  ARTICLE VII.
          The duration of the corporation shall be perpetual.

                                  ARTICLE VIII.
          The first board of directors of the corporation shall consist of the incorporators named herein and they shall be empowered and authorized to manage the stock, business and property of the corporation until a meeting of the stockholders has been held and the stockholders, in accordance with the law of the Commonwealth of Kentucky, have elected a board of directors.
          The business and affairs of the corporation shall be transacted and managed by a board of directors of not less than five (5) nor more than fifteen
(15) members, the size of the board to be determined from time to time by the stockholders. directors shall continue in office for the term for which they have been elected and until their successors have been duly elected and have qualified.
         The board of directors shall have power to make such by-laws and rules to regulate the business of the corporation as are not inconsistent with the provisions of these Articles of Incorporation or the laws of the Commonwealth of Kentucky.
          The board of directors may, by resolution, issue unissued stock authorized by these Articles of Incorporation and such options or warrants to purchase stock in this corporation in such amounts and on such terms as the board may, in its discretion, deem desirable and necessary.

                                   ARTICLE IX.
          The corporation shall, at all times, maintain its principal office within the Commonwealth of Kentucky and at said office shall maintain its books, records and files. Nothing contained herein, however, shall be construed to apply to the books, records and files kept in any branch office relating solely to the business transacted by said branch office.

                                   ARTICLE X.
          The names, places of residence and the number of shares of stock subscribed by each incorporator, each of whom is a natural person over twenty-one (21) years of age, are as follows:

NAME                ADDRESS                 NO. OF SHARES
Michael J. Odom     Southland Drive
                    Lexington, Kentucky     324,960

Rudy Yessin         Frankfort, Kentucky          10

Jess P. Odom        124 Main Street
                    Little Rock, Arkansas        10

Earl B. North       124 Main Street
                    Little Rock, Arkansas        10

Gerland P. Patten   Pyramid Life Building
                    Little Rock, Arkansas        10


          IN WITNESS WHEREOF we have hereunto set our hands this the 17th day of June, 1960.
          Michael J. Odom
          Rudy Yessin
          Jess P. Odom
          Earl B. North
          Gerland P. Patten
APPROVED THIS 24th DAY OF AUGUST, 1960.
W. T. HOCKENSMITH
COMMISSIONER OF INSURANCE
COMMONWEALTH OF KENTUCKY


STATE OF KENTUCKY
COUNTY OF FRANKLIN
          I, the undersigned, a Notary Public, in and for the County and State aforesaid, do hereby certify that the foregoing Articles of Incorporation were this day produced before me and were acknowledged by the persons whose names appear hereunder to be their own free act and deed.
          My commission expires September 24, 1960.
          Witness my hand and seal this the 17th day of June, 1960.
          /s/
          Mildred Gardenhire, Notary Public

ORIGINAL COPY
FILED AND RECORDED
Henry H. Carter
August 31, 1960
Secretary of State of Kentucky
Frankfort, Kentucky
S. T. Lyon
Assistant Secretary of State




                        AMENDED ARTICLES OF INCORPORATION
                        NATIONAL INVESTORS LIFE INSURANCE
                               COMPANY OF KENTUCKY
                          (including change of name to)
                    INVESTORS HERITAGE LIFE INSURANCE COMPANY
                                  *   *   *   *

          We, the undersigned, being the President and Secretary, respectively, of The National Investors Life Insurance Company of Kentucky, a corporation organized and existing under the laws of the Commonwealth of Kentucky, do hereby
certify that at a meeting of the shareholders of the company, duly called and held on April 30, 1964, at which a majority of the shareholders were present in person or by proxy, adopted by a majority of those present in person or by proxy the following amendment of the Articles of Incorporation, amending Article One of the original Articles of Incorporation so that the same shall hereinafter read and be as follows:
                                        I
          The name of the Company shall be:
          INVESTORS HERITAGE LIFE INSURANCE COMPANY
          IN WITNESS WHEREOF, these Amended Articles of Incorporation have been executed by Harry Lee Waterfield and Gene M. Brown as present President and Secretary, respectively, of the company.
          /s/
          Harry Lee Waterfield, President
          /s/
          Gene M. Brown, Secretary
Secretary of State
Received
December 28, 1964
Commonwealth of Kentucky

State of Kentucky
County of Jefferson
         On this 13th day of July, 1964, there personally appeared before me, a Notary Public in and for the State and county aforesaid, harry Lee Waterfield, president, and Gene M. Brown, secretary of the National Investors Life Insurance
Company of Kentucky (now Investors Heritage Life Insurance Company), a Kentucky corporation, each of whom acknowledged their signatures to the Amended Articles of Incorporation to be his and her act and deed, and the act and deed of said corporation, and certified the time and manner of adoption thereof.
          /s/
          Martha Hickman Notary Public,
          Franklin County, Kentucky

My commission expires October 17, 1964.

This instrument prepared by:
/s/
Rudy Yessin
Attorney at Law
Frankfort, Kentucky

ORIGINAL COPY
FILED AND RECORDED
DECEMBER 20, 1964
THELMA L. STOVALL
SECRETARY OF STATE OF KENTUCKY
FRANKFORT, KENTUCKY
S. T. LYON
ASSISTANT SECRETARY OF STATE

Approved as filed
August 6, l964
Kentucky
Insurance Department



                          AMENDMENT TO THE ARTICLES OF
                      INCORPORATION OF INVESTMENT HERITAGE
                             LIFE INSURANCE COMPANY

          Investors Heritage Life Insurance Company, a Kentucky corporation, by its President, Harry Lee Waterfield, and its Secretary, Gene M. Brown, does hereby certify that at a regular meeting of the stockholders duly called and held at Frankfort, Kentucky, on the 25th day of March, 1965, at 10 A.M.(EST) at which meeting a majority of said stockholders entitled to vote at said meeting were present in person or by proxy by an affirmative vote of more than a majority of the stockholders entitled to vote thereupon, Article III of the articles of Incorporation was amended so that as amended, Article III provides as follows:

          "The total authorized capital stock of the corporation shall be one million (1,000,000) shares of common stock of the par value of One Dollar ($1.00), each share having one (1) vote. All shares shall be equal in all respects. The shares of capital stock shall be unassessable at all times and no stockholder shall be liable thereon beyond the liability of his subscription price.:

          IN WITNESS WHEREOF, Investors Heritage Life Insurance Company has caused its name and corporate seal to be affixed hereto by
Harry Lee Waterfield, its President, and Gene M. Brown, its Secretary.
          This Thirty-First day of March, 1965.
INVESTORS HERITAGE LIFE INSURANCE COMPANY
/s/
BY:  Harry Lee Waterfield, President
/s/
BY:  Gene M. Brown, Secretary


Approved as filed April 12, 1965 Kentucky Department of Insurance
I hereby certify that this instrument has been drafted by Joseph J. Leary, Attorney at Law, 200 St. Clair Street, Frankfort, Kentucky.
Secretary of State Received April 12, 1965, Commonwealth of Kentucky, 5-119240.

Commonwealth of Kentucky
County of Franklin
          I, the undersigned Notary Public in and for the State and County aforesaid, do hereby certify that on this day the foregoing Amendment to the Articles of Incorporation of Investors Heritage Life Insurance Company was produced before me in my county and was acknowledged by Harry Lee Waterfield and
Gene M. Brown, by me personally known to be the President and Secretary, respectively, of Investors Heritage Life Insurance Company, a Kentucky corporation, to be their act and deed as such officers and the act and deed of such corporation.
         Witness my hand and seal of office this the thirty-first day of March, 1965.
          My commission expires October 17, 1968.
/s/
Martha A. Hubbard, Notary Public
Original Copy filed and recorded April 12, 1965, Secretary of state of
Kentucky,
Frankfort, Kentucky, Thelma L. Stovall




                          AMENDMENT TO THE ARTICLES OF
                       INCORPORATION OF INVESTORS HERITAGE
                             LIFE INSURANCE COMPANY


          Investors Heritage Life Insurance Company, a Kentucky corporation, by its President, Harry Lee Waterfield, and its Secretary, Gene M. Brown, does hereby certify that at a regular meeting of the stockholders duly called and held at Frankfort, Kentucky, on the 8th day of May, 1969, at 10 A.M. (EST), at which meeting a majority of said stockholders entitled to vote at said meeting were present in person or by proxy by an affirmative vote of more than a majority of the stockholders entitled to vote thereupon, Article III of the Articles of Incorporation was amended so that as amended, Article III provides as follows:

          "The total authorized capital stock of the corporation shall be one million (1,000,000) shares of common stock of the par value of One Dollar and Twelve Cents ($1.12), each share having one (1) vote. All shares shall be equal in all respects. The shares of capital stock shall be unassessable at all time and no stockholder shall be liable thereon beyond the liability of his subscription price."

          IN WITNESS WHEREOF, Investors Heritage Life Insurance Company has caused its name and corporate seal to be affixed hereto by Harry Lee Waterfield, its President, and Gene M. Brown, its Secretary.
          This eighth day of May, 1969.
INVESTORS HERITAGE LIFE INSURANCE COMPANY
/s/
BY:  Harry Lee Waterfield, President
/s/
BY:  Gene M. Brown, Secretary
Received by Secretary of State May 9, 1969, Commonwealth of Kentucky

Commonwealth of Kentucky
County of Franklin
          I, the undersigned Notary Public in and for the State and County aforesaid, do hereby certify that on this day the foregoing Amendment to the Articles of Incorporation of Investors Heritage Life Insurance Company was produced before me in my county and was acknowledged by Harry Lee Waterfield and
Gene M. Brown, by me personally known to be the President and Secretary, respectively, of Investors Heritage Life Insurance Company, a Kentucky corporation, to be their act and deed as such officers and the act and deed of such corporation.
          Witness my hand and seal of office this the eighth day of May, 1969. My commission expires October 17, 1972.
/s/
Martha A. Hubbard, Notary Public
Approved as Filed, May 9, l969 Kentucky Insurance Department
Original Copy filed and recorded, Secretary of State May 9, l969
Approved as to form and legality:  Assistant Attorney General, Joseph H. Eckert





                          AMENDMENT TO THE ARTICLES OF
                       INCORPORATION OF INVESTORS HERITAGE
                             LIFE INSURANCE COMPANY

          Investors Heritage Life Insurance Company, a Kentucky corporation, by its President, Harry Lee Waterfield, and its Secretary, Gene M. Brown, does hereby certify that at a regular meeting of the stockholders duly called and held at Frankfort, Kentucky, on the 9th day of May, 1974, at 10 A.M. (CDT), at which meeting a majority of said stockholders entitled to vote at said meeting were present in person or by proxy by an affirmative vote of more than a majority of the stockholders entitled to vote thereupon, Article VIII of the Articles of Incorporation was amended so that as amended, Article VIII provides as follows:

          "The business and affairs of the company shall be transacted and managed by a Board of Directors of nine members. The nine members shall be divided into three classes, each consisting of three members, the office of the first class to expire at the first annual meeting of stockholders after their election, that of the second class to expire at the second annual meeting after their election and that of the third class to expire at the third annual meeting after their election. At each annual meeting after such classification, the number of Directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting. In the event of any vacancy occurring in the Board of Directors, it shall be filled by the affirmative vote of a majority of the remaining Directors and shall be for the unexpired term of his predecessor in office.

          The Board of Directors shall have power to make such By-laws and rules to regulate the business of the corporation as are not inconsistent with the provisions of these Articles of Incorporation or the laws of the Commonwealth of Kentucky.

          The Board of Directors may, by resolution, issue unissued stock authorized by these Articles of Incorporation and such options or warrants to purchase stock in this corporation in such amounts and on such terms as the Board may, in its discretion, deem desirable and necessary."

          IT WITNESS WHEREOF, Investors Heritage Life Insurance Company has caused its name and corporate seal to be affixed hereto by Harry Lee Waterfield, its President, and Gene M. Brown, its Secretary.
          This 16th day of May, 1974.
INVESTORS HERITAGE LIFE INSURANCE COMPANY

/s/
BY:  Harry Lee Waterfield, President
/s/



BY:  Gene M. Brown, Secretary

COMMONWEALTH OF KENTUCKY
COUNTY OF FRANKLIN

          I, the undersigned Notary Public in and for the State and County aforesaid, do hereby certify that on this day the foregoing Amendment to the Articles of Incorporation of Investors Heritage Life Insurance Company was produced before me in my County and was acknowledged by Harry Lee Waterfield and
Gene M. Brown, by me personally known to be the President and Secretary, respectively, of Investors Heritage Life Insurance Company, a Kentucky corporation, to be their act and deed as such officers and the act and deed of such corporation.
          Witness my hand and seal of office this the 16th day of May, 1974. My commission expires January 26, 1978.
/s/
Wilma Yeary, Notary Public

APPROVED AS FILED MAY 28, KENTUCKY INSURANCE DEPARTMENT
BY EDWARD L. FOSSETT
This document prepared by:
/s/
Joe R. Johnson
Attorney at Law
200 Capital Avenue
Frankfort, Kentucky  40601





                                VERIFICATION FORM

STATE OF KENTUCKY

COUNTY OF FRANKLIN

          I, Wilma Yeary, a notary public, do hereby certify that on this 16th day of May, 1974, personally appeared before me Harry Lee Waterfield, who, being by me first duly sworn, declared that he is the President of Investors Heritage Life Insurance Company, that he signed the foregoing document as President of the corporation, and that the statements therein contained are true.
/s/
Wilma Yeary, Notary Public

My commission expires 26th day of January, 1978.

Original Copy filed Secretary of State of Kentucky, Frankfort, Kentucky. May 30, 1974, Thelma L. Stovall, Secretary of State.



                            CERTIFICATE OF AMENDMENT
                          TO ARTICLES OF INCORPORATION

I, DREXELL R. DAVIS, Secretary of State of the Commonwealth of Kentucky, do hereby certify that Amended Articles of Incorporation of INVESTORS HERITAGE LIFE
INSURANCE COMPANY amended pursuant to Kentucky Revised Statutes 271A, duly signed and verified or acknowledged according to law, have been filed in my office by said corporation, and that all taxes, fees and charges payable upon the filing of said Articles of Amendment have been paid.

Given under my hand and seal of Office as Secretary of State, at Frankfort, Kentucky, this 27th day of June, 1977.

/s/
Drexell R. Davis
Secretary of State





                          AMENDMENT TO THE ARTICLES OF
                       INCORPORATION OF INVESTORS HERITAGE
                             LIFE INSURANCE COMPANY



          Investors Heritage Life Insurance Company, a Kentucky Corporation, by its President, Harry Lee Waterfield, and its Secretary, Gene M. Brown, does hereby certify that at a regular meeting of the stockholders duly called and held at Frankfort, Kentucky, on the 12th day of May, 1977, at 10 A.M., at which meeting a majority of said stockholders entitled to vote at said meeting were present in person or by proxy by an affirmative vote of more than a majority of the stockholders entitled to vote thereupon, Article III of the Articles of Incorporation was amended so that as amended, Article III provides as follows:

          "The total authorized capital stock of the corporation shall be one million (1,000,000) shares of common stock of the par value of One Dollar ($1.00) each share having one (1) vote. All shares shall be equal in all respects. The shares of capital stock shall be unassessable at all times and no stockholder shall be liable thereon beyond the liability of his subscription price."

          IN WITNESS WHEREOF, Investors Heritage Life Insurance Company has caused its name and corporate seal to be affixed hereto by Harry Lee Waterfield, its President, and Gene M. Brown, its Secretary.
This 12th day of June, 1977.
INVESTORS HERITAGE LIFE INSURANCE COMPANY
/s/
BY:  Harry Lee Waterfield, President
/s/
BY:  Gene M. Brown, Secretary

Approved for Form and Legality
Office of the Attorney General
Frankfort, Kentucky
BY:  Victor Fox

Secretary of State of Kentucky,
Frankfort, Kentucky
June 27, 1977
Drexell R. Davis
Secretary of State

Kentucky Insurance Department
Approved June 15, 1977

Filed
June 28, 1977
9:39 A.M.
Lloyd T. Russell
Franklin County Court Clerk



                        CERTIFICATE OF MERGER OF DOMESTIC
                            AND FOREIGN CORPORATIONS

          I, DREXELL R. DAVIS, Secretary of State of the Commonwealth of Kentucky, do hereby certify that triplicate originals of Articles of the Merger of INVESTORS HERITAGE LIFE INSURANCE COMPANY OF OHIO (OHIO NOT QUAL.) corporation, into INVESTORS HERITAGE LIFE INSURANCE COMPANY,a KENTUCKY corporation, duly signed and verified pursuant to the Provisions of Kentucky Revised Statutes Chapter 271.l have been received in this office and comply with said statutes. Accordingly as Secretary of State and by virtue of the authority rested in me by law, I do hereby issue this Certificate of Merger of INVESTORS HERITAGE LIFE INSURANCE COMPANY OF OHIO (OHIO NOT QUAL.) into INVESTORS HERITAGE LIFE INSURANCE COMPANY.

Witness my official signature and seal of office this 30th day of June, l977, at Frankfort, Kentucky.

/s/
Drexell R. Davis
Secretary of State



                                VERIFICATION FORM


STATE OF KENTUCKY

COUNTY OF FRANKLIN

          I, Wilma Yeary, a notary public, do hereby certify that on this 15th day of June, l977, personally appeared before me, Harry Lee Waterfield, who, being by me first duly sworn, declared that he is the President of Investors Heritage Life Insurance Company that he signed the foregoing document as President of the corporation, and that the statements therein contained are true.


/s/
Wilma Yeary
Notary Public
My commission expires 26th day of January, 1978.




                              ARTICLES OF MERGER OF
                INVESTORS HERITAGE LIFE INSURANCE COMPANY OF OHIO
                                      INTO
                    INVESTORS HERITAGE LIFE INSURANCE COMPANY


          Pursuant to the provisions of Section 271A.370 of the Kentucky Revised Statutes, the undersigned hereby certify and verify:

          1. CORPORATE PARTIES. The names of the constituent corporations are Investors Heritage Life Insurance Company of Ohio ("Investors Heritage of Ohio"), an Ohio Corporation, and Investors Heritage Life Insurance Company ("Investors Heritage"), a Kentucky Corporation, Investors Heritage is the surviving corporation in the merger and its name as the surviving corporation is Investors Heritage Life Insurance Company.

          2. CAPITALIZATION. Investors Heritage of Ohio has issued and outstanding 1,126,300 shares of Common Stock, par value $.50 per share. Investors Heritage has issued and outstanding 687,335 shares of Common Stock par value $1.00 per share.

          3. PLAN OF MERGER. The attached Agreement and Plan of Merger (the "Agreement and Plan of Merger"), signed and dated March 17, 1977, between Investors Heritage and Investors Heritage of Ohio, is incorporated by reference herein and made a part hereof.

          4. MANNER OF ADOPTION BY INVESTORS HERITAGE. The Agreement and Plan of Merger was approved by the Directors and shareholders of Investors Heritage in the following manner:

          (a) By resolution unanimously adopted by the Board of Directors of Investors Heritage at meetings of the Board of Directors on January 26, 1977, and April 14, 1977;
          (b) At a meeting of shareholders of Investors Heritage on the 12th day of May, 1977, by affirmative vote of the holders of 540,566 shares of Investors Heritage Common Stock, such affirmative vote representing the holders of more than a majority of the outstanding Common Stock of Investors Heritage.

          5. MANNER OF ADOPTION BY INVESTORS HERITAGE OF OHIO. The Agreement and Plan of Merger was approved by the Directors and shareholders of Investors Heritage of Ohio in the following manner:

          (a) By resolutions unanimously adopted by the Board of Directors of Investors Heritage of Ohio at meetings of the Board of Directors on January 26, 1977, and April 15, 1977;

          (b) At a meeting of the shareholders of Investors Heritage of Ohio on the 13th day of May, 1977, by the affirmative vote of the holders of 812,225 shares of Common Stock of Investors Heritage of Ohio, such affirmative votes representing the holders of more than two-thirds (2/3) of the total number of shares of the outstanding capital stock of Investors Heritage of Ohio.

          6.  APPROVAL BY THE KENTUCKY DEPARTMENT OF INSURANCE.    The merger
provided for herein was approved by the Department of Insurance for the Commonwealth of Kentucky on May 16, 1977.

          7. APPROVAL BY THE OHIO MERGER COMMISSION. The merger provided for herein was approved by the Ohio Merger Commission on June 24th, 1977.

          8. EFFECTIVE DATE. The merger provided for herein shall become effective at 12:00 Midnight, June 30, 1977.

          9. NONABANDONMENT. The Agreement and Plan of Merger has not been abandoned.

          IN WITNESS WHEREOF, this Certificate has been signed this 28th day of June, 1977.

INVESTORS HERITAGE LIFE INSURANCE COMPANY OF OHIO
/s/
JOHN W. BROWN, PRESIDENT
/s/
ROBERT M. HARDY, SECRETARY

INVESTORS HERITAGE LIFE INSURANCE COMPANY
/s/
HARRY LEE WATERFIELD, PRESIDENT
/s/
GENE M. BROWN, BY WILMA YEARY, ASSISTANT SECRETARY


COMMONWEALTH OF KENTUCKY

COUNTY OF FRANKLIN

          I, the undersigned Notary Public in and for the State and County aforesaid, do hereby certify that on this date the foregoing Articles of Merger of Investors Heritage Life Insurance Company of Ohio with and into Investors heritage Life Insurance Company was produced before me in my county and was acknowledged by Harry Lee Waterfield and Gene M. Brown, by me personally known to be the President and Secretary, respectively, of Investors Heritage Life Insurance Company, to be their act and deed as such officers and the act and deed of such corporation.

          WITNESS my hand and seal of office this 27th day of June, 1977.

          My commission expires:  November, 11, 1980

/s/
JANE S. JACKSON
NOTARY PUBLIC


STATE OF OHIO

COUNTY OF FRANKLIN

          I, the undersigned Notary Public, in and for the state and county aforesaid, do hereby certify that on this day, the foregoing articles of merger of Investors Heritage Life Insurance Company of Ohio with and into Investors Heritage Life Insurance Company was produced before me in my county and was acknowledged by John W. Brown and Robert Hardy, by me personally known to be the President and Secretary, respectively, of Investors Heritage Life Insurance Company of Ohio, to be their act and deed as such officers and the act and deed of such corporation.

          WITNESS my hand and seal of office this 28th day of June, 1977.

My Commission expires:  Lifetime Commission
NOTARY PUBLIC
/s/
Austin P. Wildman
Attorney at Law
State of Ohio


                          AMENDMENT TO THE ARTICLES OF
                       INCORPORATION OF INVESTORS HERITAGE
                             LIFE INSURANCE COMPANY

          Investors Heritage Life Insurance Company, a Kentucky corporation, by its President, Harry Lee Waterfield II, and its Secretary, Gene M. Brown, does hereby certify that at a regular meeting of the stockholders duly called and held at Frankfort, Kentucky, on the 10th day of May, 1984, at 10:00 A.M., at which meeting a majority of said stockholders entitled to vote at said meeting were present in person or by proxy by an affirmative vote of more than a majority of the stockholders entitled to vote thereupon, Article III of the Articles of Incorporation was amended so that as amended, Article III provides as follows:

            "The total authorized capital stock of the corporation shall be two million (2,000,000) shares of common stock of the par value of one dollar ($1.00), each share having one (1) vote. All shares shall be equal in all respects. The shares of capital stock shall be unassessable at all times and no stockholder shall be liable thereon beyond the liability of his subscription price."

          IN WITNESS WHEREOF, Investors Heritage Life Insurance Company has caused its name and corporate seal to be affixed hereto by Harry Lee Waterfield II, its President, and Gene M. Brown, its Secretary.
          This 17th day of May, 1984.

INVESTORS HERITAGE LIFE INSURANCE COMPANY
/s/
BY:  Harry Lee Waterfield, II, President
/s/
BY:  Gene M. Brown, Secretary
COMMONWEALTH OF KENTUCKY
COUNTY OF FRANKLIN
          I, the undersigned Notary Public in and for the State and County aforesaid, do hereby certify that on this day the foregoing Amendment to the Articles of Incorporation of Investors Heritage Life Insurance Company was produced before me in my County and was acknowledged by Harry lee Waterfield II and Gene M. Brown, by me personally known to be the President and Secretary, respectively, of Investors Heritage Life Insurance Company, a Kentucky corporation, to be their act and deed as such officers and the act and deed of such corporation.
          Witness my hand and seal of office this the 17th day of May, 1984.
          My Commission expires 7-1-86.
/s/
Wilma Yeary
Notary Public

This document prepared by:
/s/

Joe R. Johnson
Attorney at Law
200 Capital Avenue
Frankfort, Kentucky   40601



                                VERIFICATION FORM

STATE OF KENTUCKY

COUNTY OF FRANKLIN

          I, Wilma Yeary, a Notary Public, do hereby certify that on this 17th day of May, 1984, personally appeared before me Harry Lee Waterfield II, who, being by me first duly sworn, declared that he is the President of Investors Heritage Life Insurance Company, that he signed the foregoing document as President of the corporation, and that the statements therein contained are true.


/s/
Wilma Yeary
Notary Public

My Commission expires 2-1-86.


                            CERTIFICATE OF AMENDMENT
                          TO ARTICLES OF INCORPORATION

I, DREXELL R. DAVIS, Secretary of State of the Commonwealth of Kentucky, do hereby certify that Amended Articles of Incorporation of Investors Heritage Life
Insurance Company amended pursuant to Kentucky Revised Statutes, 271A, duly signed and verified or acknowledged according to law, have been filed in my office by said corporation, and that all taxes, fees and charges payable upon the filing of said Articles of Amendment have been paid.

Given under my hand and seal of Office as Secretary of State, at Frankfort, Kentucky, this 24th day of May, 1984.

/s/
Drexell R. Davis
Secretary of State

Original Copy Filed               Approved for Form and Legality
Secretary of State of Kentucky    Office of the Attorney General
Frankfort, Kentucky               Frankfort, Kentucky 5-22-84
May 24, 1984                      BY:  Joseph R. Johnson

Approved
Kentucky Insurance Department
May 23, 1984

                          AMENDMENT TO THE ARTICLES OF
                       INCORPORATION OF INVESTORS HERITAGE
                             LIFE INSURANCE COMPANY


          Investors Heritage Life Insurance Company, a Kentucky corporation, by its President, Harry Lee Waterfield II, and its Secretary, Jane S. Jackson, does hereby certify that at a regular meeting of the stockholders duly called and held at Frankfort, Kentucky, on the 12th day of May, 1988, at 10:00 A.M., at which meeting a majority of said stockholders entitled to vote at said meeting were present in person or by proxy by an affirmative vote of more than a majority of the stockholders entitled to vote thereupon, Article III of the Articles of Incorporation was amended so that as amended, Article III provides an additional paragraph as follows:

             "The shareholders of the corporation shall not have a preemptive right to acquire the corporations's unissued shares."

          IN WITNESS WHEREOF, Investors Heritage Life Insurance Company has caused its name and corporate seal to be affixed hereto by Harry Lee Waterfield II, its President, and Jane S. Jackson, its Secretary.


          This 23rd day of February, 1989.
INVESTORS HERITAGE LIFE INSURANCE COMPANY
/s/
BY:  Harry Lee Waterfield II, President
/s/
BY:  Jane S. Jackson, Secretary



RECEIVED AND FILED
February 23, 1989
2:50 p.m.
$40.00
Bremer Ehrler
Secretary of State
Commonwealth of Kentucky



Filed February 23, 1989
3:01 p.m.
Donald C. Hulette
Franklin County Court Clerk

Approved for form and legality
Office of the Attorney General
Frankfort, Kentucky
BY:  Joseph R. Johnson
2-23-89

Approved
Kentucky Department of Insurance
February 23, 1989



                                VERIFICATION FORM

STATE OF KENTUCKY

COUNTY OF FRANKLIN

          I, Dianne Rogers, a Notary Public, do hereby certify that on this
23rd
day of February, 1989, personally appeared before me Harry Lee Waterfield II, who, being by me first duly sworn, declared that he is the President of Investors Heritage Life Insurance Company, that he signed the foregoing document as President of the corporation, and that the statements therein contained are true.
/s/
Dianne A. Rogers
Notary Public                     My Commission Expires 1-23-90.

Commonwealth of Kentucky
County of Franklin

          I, the undersigned Notary Public in and for the State and County aforesaid, do hereby certify that on this day the foregoing Amendment to the Articles of Incorporation of Investors Heritage Life Insurance Company was produced before me in my county and was acknowledged by Harry Lee Waterfield II and Jane S. Jackson, by me personally known to be the President and Secretary, respectively, of Investors Heritage Life Insurance Company, a Kentucky corporation, to be their act and deed as such officers and the act and deed of such corporation.
          Witness my hand and seal of office this the 23rd day of
February, 1989.
/s/
Dianne A. Rogers
Notary Public            My Commission Expires 1-23-90.

This document prepared by
/s/
Robert M. Hardy, Jr.
Attorney at Law
200 Capital Avenue
Frankfort, Kentucky   40601


                          AMENDMENT TO THE ARTICLES OF
                       INCORPORATION OF INVESTORS HERITAGE
                             LIFE INSURANCE COMPANY

          Investors Heritage Life Insurance Company, a Kentucky corporation, by its President, Harry Lee Waterfield II, and its Secretary, Wilma Yeary, does hereby certify that at a regular meeting of the stockholders duly called and held at Frankfort, Kentucky, on the 11th day of May, 1989, at 10:00 A.M., at which meeting a majority of said stockholders entitled to vote at said meeting were present in person or by proxy, by an affirmative vote of more than a majority of the stockholders entitled to vote thereupon, Article XI was added to the Articles of Incorporation to read as follows:

               "A director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of his duties as a director, except for liability (i) for any transaction in which the interest of the Company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or are known to the director to be in violation of law; (iii) for any vote for or assent to an unlawful distribution to stockholders as prohibited under KRS 271B.8-330; or (iv) for any transaction from which the director derived an improper personal benefit. Any repeal or modification of this Article by the stockholders of the Company shall not adversely affect any limitation on the liability of a director of the Company for matters arising prior to the time of such repeal or modification."

          In WITNESS WHEREOF, Investors Heritage Life Insurance Company has caused its name and corporate seal to be affixed hereto by Harry Lee Waterfield II, its President, and Wilma Yeary, its Secretary.
          This 30th day of May, 1989.
INVESTORS HERITAGE LIFE INSURANCE COMPANY

/s/
BY:  HARRY LEE WATERFIELD II, PRESIDENT
/s/
BY:  WILMA YEARY, SECRETARY



Received and Filed June 14, 1989
11:12 a.m.
$40.00
Bremer Ehrler
Secretary of State
Commonwealth of Kentucky

Kentucky Insurance Department
Approved 6-14-89

Filed June 14, 1989
11:23 a.m.
Donald C. Hulette
Franklin County Court Clerk

Approved for Form and Legality
Office of the Attorney General
Frankfort, Kentucky
BY:  Joseph R. Johnson
6-14-89


                               CERTIFICATION FORM

STATE OF KENTUCKY


COUNTY OF FRANKLIN

          I, Jane S. Jackson, a Notary Public, do hereby certify that on the 30th day of May, 1989, personally appeared before me Harry Lee Waterfield II, who, being by me first duly sworn, declared that he is the President of Investors Heritage Life Insurance Company, that he signed the foregoing document as President of the corporation, and that the statements therein contained are true.
/s/
Jane S. Jackson
Notary Public
My Commission expires 11-11-92.



STATE OF KENTUCKY

COUNTY OF FRANKLIN

          I, the undersigned Notary Public in and for the State and County aforesaid, do hereby certify that on this day the foregoing Amendment to the Articles of Incorporation of Investors Heritage Life Insurance Company was produced before me in my county and was acknowledged by Harry Lee Waterfield II and Wilma Yeary, by me personally known to be the President and Secretary, respectively, of Investors Heritage Life Insurance Company, a Kentucky corporation, to be their act and deed as such officers and act and deed of such corporation.
          Witness my hand and seal of office this the 30th day of May, 1989.
My Commission expires 11-11-92.
/s/
Jane S. Jackson
Notary Public

State of Kentucky

County of Franklin

I, Donald C. Hulette, Clerk of said county court, hereby certify that the foregoing instrument has been duly recorded , Articles of Incorporation, Book 26, Page 397 in my said office.
6-14-89
Donald C. Hulette, Clerk


This document prepared by
/s/
Robert M. Hardy, Jr.
Attorney at Law
200 Capital Avenue
Frankfort, Kentucky   40601


                                   EXHIBIT 3.2
                                     BY-LAWS
                                       OF
                    INVESTORS HERITAGE LIFE INSURANCE COMPANY

                                   ARTICLE I.

          Section 1. Time and Place of Meeting. The annual meeting of stockholders for the election of directors shall be held at the principal office of the Company at 200 Capital Avenue, Frankfort, Kentucky 40601 or at such other place in Kentucky as the Board of Directors may, from time to time designate, on the second Thursday in May in each year at 10 A.M., or at such other hour as the Board of Directors may fix prior to the notice of the meeting.

          Special meetings of the stockholders shall be held in the same place or places and shall be called by the President or Secretary upon direction of the Board of Directors, or upon application of the owners of one-fourth of the capital stock.

          Section 2. Notice of Meetings. Unless otherwise required by statute, notice of each meeting of stockholders shall be given to each stockholder of record entitled to vote at such meeting not less than five nor more than sixty days before the day on which the meeting is to be held, by mailing to such stockholder, postage prepaid, a written or printed notice thereof addressed to him at his last known post office address appearing on the books of the company.
Such notice shall state the time and place of the meeting, and if a special meeting, the purpose or purposes thereof.

          Notice of any meeting need not be given to any stockholder who shall attend such meeting in person or by proxy or to any stockholder who shall in person or by attorney thereunto authorized in writing or by telegram waive notice of such meeting. Unless otherwise required by statute, notice of any adjourned meeting of stockholders need not be given.

          Section 3. Quorum. At each meeting of stockholders a majority in person or by proxy in interest of all the stockholders entitled to vote at such meeting shall constitute a quorum for the transaction of business unless by statutory requirement a greater majority is necessary. If the necessary majority of stockholders be not present in person or by proxy at any meeting, any stockholder or officer present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally called.

          Section 4. Voting. Except as may otherwise be required by law or by the By-Laws, at each meeting of stockholders each stockholder shall be entitled only to one vote for each share of Common Stock held by him and registered in his name on the books of the company at the time of such meeting or at the date fixed as a record date for the determination of the stockholders entitled to vote pursuant to the provisions of Section 3 of Article VI of these By-Laws. In case the transfer books of the company shall not have been closed and no date shall have been fixed as a record date for the determination of the stockholders entitled to vote, as permitted by the provisions of said Section 3, no share of stock shall be voted at any election of directors which has been transferred on the books of the company within thirty days next preceding such election.

          Any stockholder entitled to vote may vote in person or by proxy in writing. the attendance at any meeting of a stockholder who may theretofore have given a proxy shall not have the effect of revoking the same unless the stockholder so attending shall, in writing, so notify the secretary of the meeting at any time prior to the voting of the proxy.

         Every person holding stock in any representative or fiduciary capacity may represent the same at all meetings of stockholders and may vote thereon as a stockholder; and every person who shall have pledged his stock as collateral security may, nevertheless, represent the same at all such meetings and may vote thereon as a stockholder, unless in the transfer to the pledgee on the books of the company he shall have expressly empowered the pledgee to vote thereon, in which case only the pledgee or his proxy may represent said stock and vote thereon.

          At each meeting of stockholders all matters other than those the manner of deciding which is expressly regulated by statute or by the Articles of
Incorporation or by these By-Laws, shall be decided by the vote of a majority in interest of the stockholders present in person or by proxy and entitled to vote.


                                   ARTICLE II

                               Board of Directors

          Section 1. General Powers. The business, affairs and property of the company shall be managed by the Board of Directors.

          Section 2. Number, Term of Office and Qualifications. The number of directors shall be seven, elected at the annual meeting of stockholders. Each of such directors shall serve until the next annual meeting of stockholders and until his successor shall have been elected and qualified, or until his death, or until he shall have resigned in the manner provided in Section 8 of this
Article II, or shall have been removed in the manner provided in Section 9 of this Article II. Each director at the time of his election shall be a bona fide holder of at least ten shares of stock of the company; any director ceasing to be a bona fide stockholder shall cease to be a director.

          Section 3. Election of Directors. At each meeting of the stockholders for the election of directors, the directors shall be chosen by a plurality of the votes given at such election. Every stockholder of record entitled to vote shall be entitled to vote in person or by proxy the number of shares owned by him for as many persons as there are directors to be elected or to cumulate said shares so as to give one candidate as many votes as the number of directors multiplied by the number of shares of stock shall equal, or to distribute them on the same principle among as many candidates as he shall see fit.

          Section 4. Annual and Regular Meetings. The annual meetings of the Board of Directors shall be held in each year immediately after the annual meeting of the stockholders at the principal office of the company in Frankfort,
Kentucky, or at such other place as the Board of Directors may fix from time to time, and if so held, no notice of such meeting need be given. If the annual meeting shall not be so held in any year, such meeting shall be held as soon thereafter as practicable upon notice provided for in Section 6 of this Article
II. The Board of Directors shall meet on the Thursday following the second Tuesday of each month.

          Section 5.  Special Meetings.    Special meetings of the Board of
Directors shall be held whenever called by a majority of the directors then in office, by the Executive Committee, the Chairman of the Board, or the President, at such time and place (which may be within or outside the State of Kentucky) as may be specified in the respective notices or waivers of notice thereof.

          Section 6. Notice of Meetings. No notice of regular meetings shall be necessary. Notice of each special meeting of the Board of Directors shall be mailed to each director at his residence or usual place of business at least two days before the day the meeting is to be held, or shall be sent to him at such place by telegram, radio or cable, or telephone, or delivered to him personally, not later than the day before on which the meeting is to be held; provided, however, that with respect to any meeting called to consider a proposed amendment to the By-laws of the company, notice of the proposed change shall be given to each director at least five days before the day on which such meeting is to be held. Unless otherwise required by statute, notice of any special meeting need not be given to any director who shall attend such meeting in person or who shall waive notice thereof in writing or by telegram, radio or cable. Any such meeting shall be a legal meeting without any notice thereof having been given if all the directors shall be present thereat. Unless otherwise required by statute, notice of any adjourned meeting need not be given.

          Section 7. Quorum and Manner of Acting. At each meeting of the Board of Directors the presence of a majority of the directors in office shall be necessary and sufficient to constitute a quorum for the transaction of business.
Except as otherwise provided by statute or by these By-Laws, the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the Board of Directors. In the absence of a quorum, a majority of the directors present at the time and place of any meeting may adjourn the meeting from time to time until a quorum shall be present. At any such adjourned meeting at which a quorum may be present, any business may be transacted which might have been transacted at the meeting as originally called.

          Section 8. Resignations. Any director may resign at any time by giving written notice of such resignation to the Board of Directors, the Chairman of the Board, the President or the Secretary of the company. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board of Directors or any such officer.

          Section 9. Removal of Directors. Any director may be removed from office for cause after due notice and hearing by the stockholders at a special meeting called for that purpose, which may be held at the same time and place as the annual meeting if specified in the notice of the meeting. If such director is a member of the Executive Committee, he shall cease to be a member of said Committee when he ceases to be a director. Any vacancy in the Board of Directors caused by any such removal may be filled at such meeting by the stockholders entitled to vote; provided, however, that in case the stockholders do not fill such vacancy at such meeting, such vacancy may be filled in the manner provided in Section 10 of this Article II.

          Section 10. Vacancies. If any vacancy shall occur in the Board of Directors by reason of death, resignation, disqualification, removal or otherwise, the remaining directors shall continue to act and such vacancy may be filled (subject to the provisions of Section 9 of this Article II) by the affirmative votes of a majority of the remaining directors.

          Section 11. Compensation. The directors shall receive such compensation for their services as directors, and such allowance for traveling expense for attendance at meetings of the Board, as may be determined by the Board of Directors; the foregoing shall not be construed as prohibiting the payment of any person who is a director of compensation for services rendered to the company in any other capacity.


                                   ARTICLE III

                    Executive Committee and Other Committees

          Section 1. Designation of Members; Qualification; Term of Office. The Board of Directors, by resolution or resolutions adopted from time to time, may designate from among its members an Executive Committee consisting of the President and such number of additional members as may be determined by the Board.

          Section 2. Powers. during the intervals between the meetings of the Board of Directors (unless otherwise provided by statute, by these By-Laws, or by resolution or resolutions adopted from time to time by the Board), the Executive Committee shall have and may exercise all the powers of the Board of Directors in the management of the business, affairs and property of the company.

          Section 3. Meetings; Notices; Records. The Executive committee, by resolution, may provide for the holding of regular meetings, with or without notice, and may fix the time and place at which such meetings shall be held. Special meetings of the Executive Committee may be called from time to time by any member of the Executive Committee. Meetings of the Executive Committee may be held within or outside the State of Kentucky. Notice of each special meeting shall be mailed to each member of the Executive Committee addressed to him at his residence or usual place of business at least two days before the day on which the meeting is to be held, or shall be sent to him at such place by telegram, radio or cable, or telephoned or delivered to him personally, not later than the day before the day on which the meeting is to be held. Notice of any meeting need not be given to any member of the Executive committee who shall attend such meeting in person or who shall waive notice thereof in writing or by telegram, radio or cable. Any such meeting shall be a legal meeting without any notice thereof having been given if all the members of the Executive Committee shall be present thereat. Notice of any adjourned meeting need not be given. The Executive Committee shall keep a record of its proceedings and shall report such proceedings to the Board.

          Section 4. Quorum and Manner of Acting. At each meeting of the Executive Committee the presence of a majority of the members in office shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of such Committee. In the absence of a quorum, a majority of the members present at the time and place of any meeting may adjourn the meeting from time to time until a quorum shall be present.

          Section 5. Resignations. Any member of the Executive Committee may resign at any time by giving written notice of such resignation to the Board of Directors, the Chairman of the Board, the President or the Secretary of the company. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board of Directors or any such officer.

          Section 6. Removal. Any or all of the members of the Executive Committee may be removed at any time, either for or without cause, by resolution or resolutions adopted at any meeting of the Board of Directors called for the purpose.

          Section 7. Vacancies. If any vacancy shall occur in the Executive Committee by reason of death, resignation, disqualification, removal or otherwise, the remaining members shall continue to act and such vacancy may be filled by a resolution adopted at any meeting of the Board of Directors.

          Section 8. Other Committees. The Board of Directors, by resolution or resolutions adopted from time to time, may designate one or more other committees of the Board, each such committee to consist of two or more of the Directors, to have such name or names and to have such powers as may be determined from time to time by resolution or resolutions adopted by the Board.

          Section 9. Compensation. The members of any committee designated pursuant to this Article III shall receive such compensation for their services as such members, and such allowance for traveling expenses for attendance at committee meetings, as may be determined by the Board of Directors; the foregoing shall not be construed as prohibiting the payment to any person who is a member of any such committee of compensation for services rendered to the company as a member of the Board or in any other capacity.


                                   ARTICLE IV

                                    Officers

          Section 1. Number. The officers of the company shall be a Chairman of the Board, a President, a First Vice President, one or more Vice Presidents, a Comptroller, a General Counsel, a medical Director, a Secretary, a Treasurer, and such other officers as may be appointed in accordance with the provisions of
Section 3 of this Article IV. The same person may hold more than one office except that the President may not also be the Secretary or as Assistant Secretary.

          Section 2. Election, Term of Office and Qualifications. Each officer (except such officers as may be appointed in accordance with the provisions of Section 3 of this Article IV) shall e chosen by the Board of Directors. Each such officer (whether chosen at an annual meeting of the Board of Directors or to fill a vacancy or otherwise) shall hold his office until the next annual meeting of the Board of Directors and until his successor shall have been chosen and qualified, or until his death, or until he shall have resigned in the manner provided in Section 4 of this Article IV, or shall have been removed in the manner provided in Section 5 of this Article IV. The Chairman of the Board, the President and the First Vice President shall be and remain Directors of the company during the terms of their respective offices. Any other officer may but need not be a Director of the company.

          Section 3. Subordinate Officers and Agents. The Board of Directors from time to time may appoint other officers or agents (including one or more Assistant Secretaries, one or more Assistant Medical Directors), to hold their positions for such period, have such authority, and perform such duties as are provided in these By-Laws or as may be provided in the resolutions appointing them. The Board of Directors may delegate to any officer or agent the power to appoint any such subordinate officers or agents and to prescribe their respective terms of office, authorities and duties.

          Section 4. Resignations. Any officer may resign at any time by giving written notice of such resignation to the Board of Directors, the Chairman of the Board, the President or the Secretary of the company. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board of Directors or any such officer.

          Section 5. Removal. Any officer specifically designated in Section 1 of this Article IV may be removed at any time, either for or without cause, by resolution or resolutions adopted at any meeting of the Board of Directors called for the purpose. Any officer or agent appointed in accordance with the provisions of Section 3 of this Article IV may be removed, either for or without cause, by the Board of Directors, at any meeting, or by any superior officer or agent upon whom such power of removal shall have been conferred by the Board of Directors.

          Section 6. Vacancies. Any vacancy in any office by reason of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these By-Laws for regular election or appointment to such office.

          Section 7. The Chairman of the Board. The Chairman of the Board shall be the chief executive officer and shall preside at all meetings of the Boar of Directors and shall have full executive authority and such other powers and duties as from time to time may be assigned to him by the Board of Directors.

          Section 8. The President. The President shall be the chief operating officer of the company. Subject to the direction of the Board of Directors, he shall have general charge of the business, affairs and property of the company and general supervision over its officers and agents. If present, he shall preside at all meetings of stockholders and of the Executive Committee and, in the absence or disability of the Chairman of the Board, at all meetings of the Board of Directors, and he shall see that all orders and resolutions of the Board of directors and of the Executive Committee are carried into effect. He may sign, with any other officer thereunto duly authorized, certificates of stock of the company, the issuance of which shall have been duly authorized, and may sign and execute in the name of the company deeds, mortgages, bonds, contracts, agreements or other instruments duly authorized by the Board of Directors, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent. From time to time he shall report to the Board of Directors and to the Executive
Committee all matters within his knowledge which the interests of the company may require to be brought to their attention. He shall also perform such other duties as are given to him by these By-Laws or as from time to time may be assigned to him by the Board of Directors.

          Section 9. The First Vice President. The First Vice President shall be vested with all the powers and shall perform all the duties of the President in the absence or disability of the latter, unless or until the Directors shall otherwise determine. He shall have such other powers and do and perform such other and further acts as from time to time may be designated or required by the Board of Directors.

          Section 10. The Other Vice Presidents. The Vice Presidents, other than the First Vice President, shall perform such duties as from time to time may be assigned to them by the Board of Directors or the President.

          Section 11. The General Counsel. The General Counsel shall be the legal advisor to the company and to the several departments thereof and shall be responsible for the conduct of all legal matters of the company.

          Section 12. The Medical Director. It shall be the duty of the Medical Director to set the standards of insurability necessary for insurance in the company. He shall assist the underwriter in passing on insurance risks for the company's acceptance, and shall have such other duties as are attendant to the proper medical handling of applications for insurance in the company.

          Section 13.  The Secretary.  The Secretary shall:

                   (a) record all the proceedings of the meetings of the stockholders, Board of Directors and Executive Committee in a book or books to be kept for that purpose;

                    (b) cause all notices to be duly given in accordance with the provisions of these By-Laws and as required by statute;

                   (c) whenever any committee shall be appointed in pursuance of a resolution of the Board of Directors, furnish the Chairman of such committee with a copy of such resolution;

                   (d) be custodian of the records and of the seal of the company, and cause such seal to be affixed to all certificates representing stock of the company prior to the issuance thereof, and to all instruments the execution of which on behalf of the company under its seal shall have been duly authorized;

                   (e) see that the lists, books, reports statements, certificates, and other documents and records required by statute are properly kept and filed;

                   (f) have charge of the stock books of the company and cause the stock and transfer books to be kept in such manner as to show at any time the amount of stock of the company issued and outstanding, the names alphabetically arranged, and the addresses of the holders of record thereof; the number of shares held by each, and the date when each became such holder of record; and exhibit at all reasonable times to any director, upon application, the original or duplicate stock register; and

                   (g) in general, perform all duties incident to the office of
Secretary and such other duties as are given to him by these By-Laws or as from time to time may be assigned to him by the Board of Directors or the President.

          Section 14. Assistant Secretaries. At the request of the Secretary or in his absence or disability, the Assistant Secretary designated by him (or in the absence of such designation, the Assistant Secretary designated by the Board of Directors or the President) shall perform all the duties of the Secretary, and, when so acting, shall have all the powers of and be subject to all restrictions upon the Secretary. The Assistant Secretaries shall perform such other duties as from time to time may be assigned to them respectively by the Board of Directors, the President or the Secretary.

          Section 15.  The Treasurer.  The Treasurer shall:

                   (a) have charge of and supervision over and be responsible for the funds, securities, receipts and disbursements of the company;

                   (b) cause the moneys and other valuable effects of the company to be deposited in the name and to the credit of the company in such banks or trust companies or with such bankers or other depositaries as shall be selected by the Board of Directors, or to be otherwise dealt with in such manner as the Board of Directors may direct;

                   (c) cause the funds of the company to be discharged by checks or drafts upon the authorized depositories of the company, and cause to be taken and preserved proper vouchers for all moneys disbursed;

                   (d) render to the Board of Directors, the Executive Committee, the Chairman of the Board, or the President, whenever requested, a statement of the financial condition of the company and of all his transactions as Treasurer;

                   (e) cause to be kept at the principal office of the company correct books of account of all its business and transactions and exhibit such books to any director upon application at such office during business hours; and

                   (f) in general, perform all duties incident to the office of Treasurer and such other duties as are given to him by these By-Laws or as from time to time may be assigned to him by the Board of Directors or the President.

          Section 16. Assistant Treasurers. At the request of the Treasurer or in his absence or disability, the Assistant Treasurer designated by him (or in the absence of such designation, the Assistant Treasurer designated by the Board of Directors or the President) shall perform all the duties of the Treasurer, and when so acting, shall have all the powers of and be subject to all restrictions upon the Treasurer. The Assistant Treasurers shall perform such other duties as from time to time may be assigned to them respectively by the Board of Directors, the President or the Treasurer.

          Section 17. The Comptroller. The Comptroller shall supervise the keeping of the books and records of account and audits thereof, except as otherwise provided by the Board of Directors, and shall perform such other duties as from time to time may be assigned to him by the Board of Directors or the President.

          Section 18. Salaries. The salaries of the officers of the company shall be fixed from time to time by the Board of Directors, except that the Board of Directors may delegate to any person the power to fix the salaries or other compensation of any officers or agents appointed in accordance with the provisions of Section 3 of this Article IV. No officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the company.

          Section 19. Surety Bonds. In case the Board of Directors shall so require, any officer or agent of the company shall execute to the company a bond in such sum and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful discharge of his duties.


                                    ARTICLE V

                    Indemnification of Directors and Officers

         Every person who now is or hereafter shall be a director or officer of the company shall be indemnified by the company against all costs and expenses (including counsel fees) actually and necessarily incurred by or imposed upon him in connection with or resulting from any action, suit, or proceeding of whatever nature to which he is or shall be made a party by reason of his being or having been a director or officer of the company (whether or not he is a director or officer of the company at the time he is made a party to such action, suit or proceeding, or at the time such costs or expenses are incurred by or imposed upon him), except in relation to matters as to which he shall be adjudged in such action, suit, or proceeding to be liable for negligence or misconduct in the performance of his duties as such director or officer; provided, however, that in the case of an action, suit or proceeding which is settled or compromised, such right of indemnification shall be applicable only
(a) if such settlement or compromise is approved by the Court having jurisdiction of such action, suit or proceeding and (b) to the extent provided in the terms of such compromise or settlement so approved. Every such person shall be entitled, without demand by him upon the company or any action by the company, to enforce his right to such indemnity in ac action at law against the company.

          The right of indemnification hereinabove provided shall not be deemed exclusive of any other rights to which any such person may now or hereafter be otherwise entitled and specifically, without limiting the generality of the foregoing, shall not be deemed exclusive of any rights, pursuant to statute or otherwise, of any such person in any such action, suit or proceeding to have assessed or allowed in his favor, against the company or otherwise, his costs and expenses incurred therein or in connection therewith or any part thereof.


                                   ARTICLE VI

                            Shares and Their Transfer

          Section 1. Stock Certificates. Except as provided by resolution of the directors, every holder of stock in the company shall be entitled to have a certificate, signed by the President or the First Vice President, and either the
Treasurer or the Secretary and impressed with the corporate seal, certifying the number of shares owned by him in the company; provided, however, that where such certificate is signed by a transfer agent or a registrar, the signature of any such President, First Vice President, Treasurer, or Secretary, and the corporate seal, may be facsimiles. In case any officer of the company who has signed, or whose facsimile signature has been used on, any such certificate shall cease to be such officer, for whatever cause, before the certificate shall have been delivered by the company, the certificate shall be deemed to have been adopted by the company unless the Board of Directors shall otherwise determine prior to the issuance and delivery thereof, and may be issued and delivered as though the person who signed it or whose facsimile signature has been used thereon had not ceased to be such officer of the company. Certificates representing shares of stock of the company shall be in such form as shall be approved by the Board of Directors. There shall be entered upon the stock books of the company at the time of issuance of each share the number of the certificate issued, the name and address of the person owning the shares represented thereby, the number of such shares and the date of issuance thereof. Every certificate exchanged or returned to the company shall be marked "cancelled", with the date of cancellation.

          Section 2. Transfer of Stock. Transfers of shares of stock of the company shall be made on the books of the company by the holder of record thereof or by his attorney thereunto duly authorized by a power of attorney duly executed in writing and filed with the Secretary of the company or any of its transfer agents, and on surrender of the certificate or certificates representing such shares. The company and its transfer agents and registrars, if any, shall be entitled to treat the holder of record of any share or shares of stock as the absolute owner thereof for all purposes, and accordingly shall not be bound to recognize any legal, equitable or other claim to or interest in such shares or shares on the part of any other person whether or not it or they shall have express or other notice thereof, except as otherwise expressly provided by the Statutes of the State of Kentucky; provided, however, that whenever any transfer of shares shall be made for collateral security and not absolutely, and written notice thereof shall be given to the Secretary of the company or to any of its transfer agents, such fact shall be expressed in the entry of the transfer.

          Section 3. Closing of Transfer Books and Fixing of Record Dates. The Board of Directors shall have the power to close the stock transfer books of the company for a period not exceeding forty days preceding the date of any meeting of stockholders, or the date for payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion, exchange, or reclassification of capital stock shall go into effect; provided, however, that the Board of Directors is authorized in lieu of closing the stock transfer books as aforesaid to fix in advance a date, not exceeding forty days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion, exchange or reclassification of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of and to vote at any such meeting, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversation, exchange or reclassification of capital stock, and in such cases only stockholders of record on the date so fixed shall be entitled to such notice of and to vote at such meeting, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the company after any such record date fixed as aforesaid.

          Section 4. Regulations. Subject to the provisions of this Article VI, the Board of Directors may make such rules and regulations as it may deem expedient concerning the issuance, transfer and registration of certificates for shares of the stock of the company.

          Section 5. Transfer Agents and Registrars. The Board of Directors may appoint one or more transfer agents and one or more registrars with respect to the certificates representing shares of stock of the company and may require all such certificates to bear the signature of either or both.

          Section 6. Lost or Destroyed Certificates. The holder of any shares of stock of the company shall immediately notify the company and its transfer agents and registrars, if any, of any loss or destruction of the certificates representing the same. Any person claiming a certificate of stock to be lost or destroyed shall make an affidavit or affirmation of that fact and advertise the same in such manner as the Board of Directors may require, and shall, if the Directors so require, give the company a bond of indemnity, in form and with one or more sureties satisfactory to the Board, in at least double the value of the stock represented by said certificate, whereupon a new certificate may be issued of the same tenure and for the same number of shares as the one alleged to be lost or destroyed.


                                   ARTICLE VII

                                 Corporate Seal

          The corporate seal shall be circular in form and shall bear the name of the company and the words and figures denoting its organization under the Laws of the State of Kentucky, and otherwise shall be in such form as shall be approved from time to time by the Board of Directors.


                                  ARTICLE VIII

                                   Fiscal Year

         The fiscal year of the company shall begin on the first day of January in each year and shall end on the thirty-first day of the following December.



                                   ARTICLE IX

                                   Amendments

          Section 1. Amendment of By-Laws. The Board of Directors, by the affirmative vote of a two-thirds majority thereof, may at any meeting, provided the substance of the proposed amendment shall have been stated in the notice of the meeting, amend or alter any of these By-Laws.




                            AMENDMENT TO BY-LAWS  #1

         Section 2 of Article II of the By-Laws was amended by the stockholders in annual meeting on April 30, 1964, as follows:

          "On motion of Mr. Leonard Preston, seconded by Mr. Robert Hudson, and unanimously passed, the By-Laws of the company were amended to reflect that the number of members on the Board of Directors shall now be seven instead of five."




                            AMENDMENT TO BY-LAWS   #2

          Section 4 of Article II of the By-Laws was amended by the Board of Directors in regular meeting held October 29, 1964, as follows:

          "BE IT RESOLVED by the Board of Directors of National Investors Life Insurance Company that the regular meeting of the Board of Directors be held monthly on the Thursday following the second Tuesday of each month and that the By-Laws, to that extent, be amended."

          "On motion of Mr. Howell, seconded by Mr. Thurman, the resolution was unanimously adopted."



                            AMENDMENT TO BY-LAWS  #3


          Section 5 of Article VI of the By-Laws was amended by the Board of Directors in special meeting held December 29, 1964, as follows:

          "The President announced that Citizens Fidelity Bank & Trust Company, Louisville, had been engaged as the Transfer Agent for the company.
He expressed the view that the cost of the Transfer Agent would be no greater than the cost to the company of acting as its own Transfer Agent; that in his opinion the use of the Transfer Agent would be beneficial to the company; and recommended that the bank be engaged for this purpose. On motion by Mr. Thurman, seconded by Mr. Howell and duly carried, the recommendation of the President was approved."



                            AMENDMENT TO BY-LAWS  #4

          Section 1 of Article 1 of the By-Laws was amended by the Board of Directors in regular meeting held May 16, 1968, as follows:

          "BE IT RESOLVED that Article 1, Section 1, of the By-Laws of Investors Heritage Life Insurance Company be repealed and re-enacted to read as follows:

          Section 1. Time and Place of Meetings. The annual meeting of stockholders for the election of Directors shall be held at the principal office of the company at 200 Capital Avenue, Frankfort, Kentucky, or at such other place in Kentucky as the Board of Directors may, from time to time, designate, on the second Thursday in May in each year at 10:00 A.M. or at such other hour as the Board of Directors may fix prior to the notice of the meeting.

          On motion of Mr. Thurman, seconded by Mr. Howell and carried unanimously, the resolution was adopted."


                            AMENDMENT TO BY-LAWS  #5

          Section 2 of Article II of the By-Laws was amended by the stockholders in annual meeting on May 11, 1972, as follows:

          "Stockholder J.J. Leary made a motion that the By-Laws of the company be amended to increase the number of members on the Board of Directors from seven to nine, which motion was seconded by stockholder James W. Bean. Upon vote, 545,686 or 79.83% of the shares voted yes, and 8,430 shares or 1.23% voted no, and the motion carried."


                            AMENDMENT TO BY-LAWS  #6

          At a meeting of the Board of Directors on May 8, l974, at which meeting a quorum of the Board was present and acting, the action of the Executive Committee in recommending amendment of Section 1 of Article IV of the By-Laws was unanimously approved, and provides as follows:

          "Section 1. The officers of the Company shall be a Chairman of the Board as the chief executive officer, a President, a First vice President, one or more Vice President, a General Counsel, a medical Director, a Secretary and a
Treasurer, and such other officers as may be appointed in accordance with the provisions of Section 3 of this Article IV. The same person may hold more than one office except that the President may not also be the Secretary or an Assistant Secretary."

                               AMENDED MAY 9, 1979



                            AMENDMENT TO BY-LAWS  #7

          At a regular meeting of the stockholders, duly called and held at Frankfort, Kentucky, on May 9, 1974, at which meeting a majority of the stockholders entitled to vote were present in person or by proxy, Article VIII of the Articles of Incorporation was amended so that, as amended, Article VIII provides as follows, and has the effect of amending Article II, Section 2, of the By-Laws:

          "The business and affairs of the company shall be transacted and managed by a Board of Directors of nine members. The nine members shall be divided into three classes, each consisting of three members, the office of the first class to expire at the first annual meeting of stockholders after their election, that of the second class to expire at the second annual meeting after their election and that of the third class to expire at the third annual meeting after their election. At each annual meeting after such classification, the number of Directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting. In the event of any vacancy occurring in the Board of Directors, it shall be filled by the affirmative vote of a majority of the remaining Directors and shall be for the unexpired term of his predecessor in office.

         The Board of Directors shall have power to make such By-Laws and rules to regulate the business of the corporation as are not inconsistent with the provisions of these Articles of Incorporation or the laws of the Commonwealth of Kentucky.

         The Board of Directors may, by resolution, issue unissued stock authorized by these Articles of Incorporation and such options or warrants to purchase stock in this corporation in such amounts and on such terms as the Board may, in its discretion, deem desirable and necessary."


                            AMENDMENT TO BY-LAWS  #8

          At a meeting of the Board of Directors on May 9, 1979, at which meeting a quorum of the Board was present and acting, the action of the Executive Committee in recommending amendment of Amendment #6 to Section 1 of
Article IV of the By-Laws was unanimously approved, and provides as follows:

          "Section 1. The officers of the Company shall be a Chairman of the Board as the Chief Executive Officer, a President as the Chief Operating Officer, one or more Vice Presidents, a General Counsel, a Medical Director, a Secretary and a Treasurer, and such other officers as may be appointed in accordance with the provisions of Section 3 of this Article IV. The same person may hold more than one office except that the President may not also be the Secretary or an Assistant Secretary."