Form 10-Q
period 1996-03-31
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1996-05-13
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED
MARCH 31, 1996
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

_________________________________________________________________

Securities registered pursuant to Section 13 (g) of the Act:

Common Capital Stock, par value $1.00 per share  (Title of Class)

Number of outstanding shares as of March 31, 1996 -  898,424
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


ITEM 1.  Legal Proceedings.

There are no legal proceedings to which the Registrant is a party which are material to the overall financial condition or the results of operations of the Company.



ITEM 2.  Changes in Securities.

Not Applicable.



ITEM 3.  Defaults Upon Senior Securities.

Not Applicable.



ITEM 4.  Submission of matters to a Vote of Security Holders.

None.



ITEM 5.  Other Information.

Not Applicable.



ITEM 6.   Exhibits and Reports on Form 8-K.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

(c)  Exhibit 27 - Financial Data Schedule.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INVESTORS HERITAGE LIFE INSURANCE COMPANY


May 13, 1996                       /s/
DATE                               BY:  Harry Lee Waterfield II
                                   President


May 13, 1996                        /s/
DATE                               BY: Jimmy R. McIver
                                   Treasurer