Form 10-Q
period 1996-06-30
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1996-08-01
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED
June 30, 1996
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

_________________________________________________________________

Securities registered pursuant to Section 13 (g) of the Act:

Common Capital Stock, par value $1.00 per share  (Title of Class)

Number of outstanding shares as of June 30, 1996 -  898,211


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

(a) The annual meeting of the stockholders was held on May 9, 1996 at 10:00 a.m. the purpose of the meeting was to elect directors.

(b)  The purpose of the meeting was as follows:

To elect three (3) directors to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of (3) years and the number of votes case was as follows:

Helen S. Wagner -- Number of votes Cast FOR - 825,865; WITHHELD - 336
Jerry F. Howell -- Number of votes Cast FOR - 825,731; WITHHELD - 470
Michael F. Dudgeon, Jr. -- Number of votes Cast FOR - 825,754; WITHHELD - 447

The other directors whose terms will continue after the meeting are:

Joe R. Johnson
Dr. Jerry F. Howell, Jr.
Robert M. Hardy, Jr.
Harry Lee Waterfield II
Adron Doran
H. Glenn Doran

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

                                   INVESTORS HERITAGE LIFE INSURANCE COMPANY


August 1, 1996                     /s/
DATE                               BY:  Harry Lee Waterfield II
                                   President


August 1, 1996                      /s/
DATE                               BY: Jimmy R. McIver
                                   Treasurer