Form 10-Q
period 1996-09-30
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1996-11-05
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                             FOR NINE MONTHS ENDED

                               September 30, 1996

                            Commission File:  0-3216

                   INVESTORS HERITAGE LIFE INSURANCE COMPANY
               (Exact name of registrant as specified in Charter)

                                    KENTUCKY
         (State of Other Jurisdiction of Incorporation or Organization)

                                   61-0574893
                      (IRS Employer Identification Number

                       200 Capital Avenue, P. O. Box 717
                           Frankfort, Kentucky  40602
                    (Address of Principal Executive Offices)

                 Registrant's Telephone Number - (502) 223-2361

          Securities registered pursuant to Section 13(g) of the Act:

                 Common Capital Stock par value $1.00 per share


                                (Title of Class)

        Number of outstanding shares as of September 30, 1996 - 898,470

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes X    No




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

On August 15, 1996, the Board of Directors of Investors Heritage Life Insurance Company eleted Gordon Duke to complete the unexpired term of Joe R. Johnson, who deceased July 17, 1997.

ITEM 6.  Exhibits and Reports on Form 8-K.

(b)  There were no reports filed on Form 8-K during the quarter ended 9/30/96.

(c)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS HERITAGE LIFE INSURANCE COMPANY
/S/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  NOVEMBER 5, 1996

/S/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  NOVEMBER 5, 1996