Form 10-K405
period 1996-12-31
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1997-03-27
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 1996
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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $4,901,364 as of December 31, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                     Class
                              Common Capital Stock

                        Outstanding at December 31, 1996
                                    898,469

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 1996 (Form 10-K, Items 1, 5a, 6, 7 and 8)
(2) Portions of the Proxy Statement dated April 18, 1997, for the Annual Meeting of Stockholders to be held May 8, 1997 (Form 10-K, Items 10, 11, 12 and 13.)



PART I

Item 1.  Business

(a)   General

      (a) The business of the Company is life insurance. The Company was incorporated under the laws of Kentucky on August 31, 1960, and commenced business in April, 1961. Its principal office is located at 200 Capital Avenue, Frankfort, Kentucky 40601, telephone number (502) 223-2361. The Company also owns 96% of Investors Underwriters, Inc., an investment holding company. Kentucky Investors, Inc., a Kentucky corporation ("KII"), owns 74% of the Company's stock. In addition, KII wholly owns Investors Heritage Printing, Inc. ("IHP") and Investors Heritage Financial Services Group, Inc. ("FSG"). The business segments of the Company are identified and discussed on pages 44 and 45 of the Annual Report to Stockholders for the year ended December 31, 1996 and are incorporated herein by reference.
      A portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowment, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life is offered by the Company. In addition, the Company has historically written credit life and credit accident and health insurance (respectively, "Credit Life" and "Credit A&H", and collectively "Credit Insurance") on a group basis. During 1995, the Company exited the Credit Insurance market as a direct writer and experienced insignificant production (less than $500,000) from the Credit Insurance product lines in 1995.
          During 1996 sales operations were conducted through the Ordinary Life sales division of the Company and through FSG which marketed the Company's Ordinary and Credit Insurance products and other products for unaffiliated companies identified below. See "Material Changes and Developments-Credit Insurance". As anticipated more than 10% of FSG's revenues for 1996 were derived from the sale of the Company's Credit Insurance products.
      Ordinary Life. Ordinary Life sales are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of our growth in the preneed area, agency relationships have been entered into directly with the funeral home owner. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors will also become part of our agency force. The Company also sells business through general agents or brokers who may represent one or more companies.
      Approximately 37% of total insurance in force is Ordinary Life.
      The Ordinary Life sales are built around a standard portfolio of life insurance products with some of the major contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies.
      Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium paying period. These policies also have an annual guaranteed benefit. As of December 31, 1996, 11% of the total ordinary insurance in force was comprised of participating policies and of the 11%, approximately 6% was comprised of participating policies with some guaranteed benefit.
      Another block of participating policies provides for payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 1996, 5% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.
      Non-participating life insurance policies represented 89% of the total ordinary insurance in force.
      Four different guaranteed issue whole life policies were sold through 1993. Each has a policy limit of $10,000 face amount, with graded death benefits during the first two policy years. Two of the policies are non-participating with non-guaranteed increases in the death benefit and two of the policies are participating.
      The Company also issues two non-participating interest-sensitive single premium whole life policies based on simplified underwriting. These policies provide for payment of the full face amount at the death of the insured and for increasing death benefits on a non-guaranteed basis.
      During 1994, the Company introduced new products designed for the pre-arranged funeral market. These products are single premium and modal premium non-participating whole life policies. Single premium policies are sold on a guaranteed issue basis and modal premium policies are fully underwritten. Both single and modal premium policies provide for non-guaranteed increasing death benefits and have a maximum face amount of $25,000. The Company also sells a mortgage protection product which is being marketed by FSG.
      It is anticipated that during 1997 the Company will introduce group products designed for the prearranged funeral market. These products are in the process of being approved in various states and will be implemented after approvals are received.
      Credit Insurance. Credit Insurance is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit by these institutions. The amount of the insurance is designed to cover the amount of the loan, with the financial institutions being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit Insurance production is generally dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, Credit Insurance sales increase. When the economy slows, consumer debt slows and therefore Credit Insurance sales decrease.
      During the fourth quarter of 1994, the Company began phasing out of the Credit Insurance market as a direct writer and premium production from Credit Insurance during 1995 was less than $500,000, as anticipated. The Company continued to provide the administration and claims processing services for the Credit Insurance operations. FSG entered into a marketing agreement with Franklin Life Insurance Company ("Franklin") to market Franklin's Credit Insurance products during 1995.
      During the fourth quarter of 1995, the Company and FSG were advised that Franklin was exiting the Commonwealth of Kentucky as a direct writer of Credit Insurance products. FSG immediately began negotiations with several unaffiliated insurance companies to market Credit Insurance for them. Simultaneously, FSG initiated discussions with unaffiliated insurance companies regarding a transaction where the Credit Insurance business would be written by the Company and all of the risk would be immediately reinsured to the unaffiliated insurance company. A reinsurance transaction was viewed favorably because the Company would be able to generate an alternate source of income through fees from administration and claim processing services provided. In addition, FSG would be able to maintain its revenues in the form of commissions from the sale of the Company's Credit Insurance products.
      In December, 1995, the Company entered into a reinsurance agreement with The Connecticut General Life Insurance Company, Bloomfield, Connecticut ("Connecticut General") under the terms of which the Company cedes to Connecticut General all of the risk on all Credit Insurance policies sold by the Company. In addition to receiving a retention fee, the Company also receives a fee for administration and claims processing services. It has not been necessary for the Company to add any employees to assist in the administration of this business. No additional amounts were required to be expended in order to utilize the Company's administrative and claims processing capabilities. Employees will be added only when warranted.
      It was and continues to be management's belief that the number of Credit Insurance providers in the Commonwealth of Kentucky is contracting as a result of two Kentucky domestic insurers exiting the Credit Insurance market. Management believed there would be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers that are expected to replace exiting insurers. This belief has come to fruition in an alternate way through the reinsurance agreement with Connecticut General. The Company has continued to seek contracts to operate as an administrator for other companies which sell Credit Insurance, and has recently entered into a reinsurance agreement with another unaffiliated company, Life Investors, whereby the Company's Credit Insurance products sold by Life Investors' agents will be reinsured to Life Investors. The Company and FSG will be paid a retention fee and a marketing fee for services provided.
      FSG will continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products. Credit Insurance gross written premiums during 1996 were $8,746,000, as anticipated and are expected to exceed $10,000,000 during 1997. As described above, that business was and will continue to be ceded to Connecticut General and Life Investors. Approximately 9% of the total life insurance in force is Credit Insurance, all of which was written directly by the Company.
      In addition to selling Credit Insurance, some of the Company's bank agents obtain an ordinary life license enabling them to sell mortgage insurance that might be required in excess of the statutory Credit Life limitation enacted by each state where our Credit Insurance products are sold. During 1996 premium production in this area was up 108%. Premiums produced in 1995 were $597,000 as compared to $1,239,000 in 1996. The Company anticipates continued growth in this area of approximately 20% during 1997. The Company's mortgage insurance products will continue to be marketed through FSG.
      Group Life. Group life accounts for the remaining 54% of in-force business. Since 1990, the Company has participated in the Federal Employee Group Life Insurance (FEGLI) Program, which is administered by Metropolitan Life Insurance Company. As a result of the termination of the Commonwealth of Kentucky group life contract, on November 30, 1992, the Company's participation in the FEGLI Program has substantially decreased since 1993. The reduction of in-force business since 1993 has been $132,510,000.
      As stated above, the Company is in the process of converting to group insurance products in the preneed market. As the group preneed products are introduced, group life premiums and in-force business will increase significantly while individual premiums and in-force business will decrease commensurately.
      Principal Markets. The principal markets for the Company's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee, Illinois, Kansas, West Virginia and Texas. The Company has licensed ordinary agents and regional managers throughout these states. The Company also has licensed credit life agents in over 75 banks and automobile dealerships throughout the Commonwealth of Kentucky.
      The Company is also licensed in sixteen other states: Alabama, Arkansas, Mississippi, and Louisiana in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Arizona and Utah in the West; and Michigan in the North. The business in these states is written mostly through general agents.
      Risk. The Company in many cases requires evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review the evidence of insurability required and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums, restricted coverages or reduced benefits during the first two policy years. The majority of the single premium business is written through the prearranged funeral market without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.
      Risk is integral to insurance but, as is customary in the insurance business, the Company obtains reinsurance with respect to amounts in excess of its retention limits. The maximum limit of retention by the Company on its standard contract for any one life is $100,000 plus the amount of the return of premium benefits, if any. The maximum is reduced for sub-standard classes of risk. The maximum retention on Credit Life was $100,000 per life. Excess coverages are reinsured externally. As of December 31, 1996; approximately $316,499,000, or 12% of total life insurance in force was reinsured with non-affiliated well established insurance companies.The Company would become liable for the reinsured risks if the reinsurers could not meet their obligations.
      The Company is party to a number of reinsurance and coinsurance agreements with non-affiliated companies. Approximately $316,499,000 of insurance in force for the Company was reinsured with eighteen companies. The reinsurers for the Company and amounts of insurance in force that are reinsured are as follows:

COMPANY                     REINSURANCE AMOUNT       PERCENT OF TOTAL

Connecticut General Life
   Insurance Co.              $187,567,000           59.3%
Crown Life Insurance Co.        11,350,000            3.6%
The Lincoln National Life
    Ins. Co.                    83,510,000           26.4%
J.M. Limited                     9,162,000            2.9%
Banc One Kentucky Ins. Co.         508,000             .2%
AEtna Life Insurance Co.         1,099,000             .4%
Indiana-Kentucky Ins. Co. Ltd.   2,063,000             .6%
Riverside Reinsurance Ltd.       2,981,000             .9%
Pirtle Ltd.                      1,146,000             .4%
Lancaster Life Insurance Co.     3,595,000            1.1%
Business Men's Assurance Co.     6,234,000            2.0%
Swiss Re America                 2,675,000             .8%
Groves Reinsurance Ltd.          1,037,000             .3%
Munich American Reinsurance Co.  2,792,000             .9%
Other Companies (4)                780,000             .2%
TOTAL                         $316,499,000          100.0%

      AEtna and Crown Life reinsured Credit Life and Credit A&H policies sold between July 1, 1988 and June 30, 1992. These reinsurance agreements were terminated with respect to new issues by the Company during 1991 and 1992, respectively. Neither reinsurer accepted the risk on any new policies issued after the termination date of each agreement; however, both AEtna and Crown Life continue to provide reinsurance on all Credit Insurance policies sold prior to March 16, 1991 (AEtna) and June 30, 1992 (Crown Life). During 1996, the Company reinsured all of the risk on the Credit Insurance policies sold by its agents to Connecticut General, and will continue to do so in 1997. As explained above, some of these risks will also be reinsured to Life Investors.
      The Company has not experienced a reinsurer default under any of the reinsurance agreements to which the Company is a party. Further, the Company has no knowledge of and does not anticipate any material default in any existing reinsurance obligations.
      Regulation of Insurance. The business of the Company is subject to regulation and supervision by the insurance regulatory authority of each state in which the Company is licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe types and amounts of investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners (the "NAIC"), a self- regulatory organization of state insurance commissioners, insurance companies are examined periodically by one or more of the regulatory authorities.
      Domiciled in the Commonwealth of Kentucky, the Company is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The most recent examination was completed during 1996 for the five years ending December 31, 1994. The Company received an excellent report. Kentucky law now requires an examination every three years; therefore, it is anticipated that the Company's next examination will commence during 1998 for the three years ending December 31, 1997.
      In December of 1992, the NAIC adopted a "Risk Based Capital for Life and/or Health Insurers Model Act" (the "Model Act") which was designed to identify inadequately capitalized life and health insurers. The Model Act defines two key measures: (i) adjusted capital, which equals an insurer's statutory capital and surplus plus its asset valuation reserve, plus one-half its liability for policyholder dividends ("Adjusted Capital") and (ii) authorized control level risk based capital ("RBC"). RBC is determined by a complex formula which is intended to take into account the various risks assumed by an insurer. Should an insurer's Adjusted Capital fall below certain prescribed levels (defined in terms of its RBC), the Model Act provides for the following four different levels of regulatory attention:
      "Company Action Level:" This level of review is triggered if an insurer's Adjusted Capital is less than 200 percent of its RBC.The insurer is required to submit a plan to the appropriate regulatory authority that discusses proposed corrective action. The Company's Adjusted Capital is more than 3 times the required amount.
      "Regulatory Action Level": This level of review is triggered if an insurer's Adjusted Capital is less than 150% of its RBC. The regulatory authority formally requires the insurer to submit an RBC plan, and performs a special examination of the insurer and issues an order specifying corrective actions. The Company's Adjusted Capital is more than 4.1 times the required amount.
      "Authorized Control Level": This level of review is triggered if an insurer's Adjusted Capital is less than 100% of its RBC. The regulatory authority is authorized to take whatever action it deems necessary. The Company's Adjusted Capital is more than 6.1 times the required amount.
      "Mandatory Control Level": This level of review is triggered if an insurer's Adjusted Capital falls below 70% of its RBC. The regulatory authority is required to place the insurer under its control. The Company's Adjusted Capital is more than 8.8 times the amount required.
      Since the Adjusted Capital levels of the Company currently exceed all of the regulatory action levels as defined by the NAIC's Model Act, the Model Act currently has no impact on the Company's operations or financial condition.
      Competition. The life insurance business is highly competitive. With the introduction of universal life and other interest sensitive products in recent years, competition with other financial institutions has increased. The industry includes both stock and mutual companies, including some of the largest financial institutions in the United States. While the business is responsive to the current economic environment, changes are not quite so volatile, and there are indications that, except for Credit Life, the life insurance market is stable, even in times of stress for other companies.
      The Company differentiates itself through its marketing techniques, product features, customer service and reputation. The Company maintains its competitive position by its focus on areas which have historically proven profitable. Those areas include single premium pre-need products, modal premium final expense products, traditional whole life products, mortgage protection products and level term products. The Company's competitive position is maintained by its ability to provide quality customer service throughout the distribution system. Other competitive strengths include the Company's asset/liability management system, a quality investment portfolio which provides liquidity and the Company's non-leveraged financial position.
      The business of the Company is not seasonal.
      (b) Material Changes and Developments
       While changes in the life insurance business are not as dramatic as in other forms of business, new product development and innovative sales methods must be ongoing to meet the current economic times. The Company believes that growth from increased sales is directly related to the constant attention paid to revising and selling the products developed by the Company.
      Ordinary Production.     The Company is working diligently to increase
ordinary product sales. The largest increase in this area has been the final expense and prearranged funeral sales. Final expense sales include the sale of lower face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Prearranged funeral sales include the sale of modal premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract. The Company expanded its marketing capability for this market through the 1993 acquisition of marketing assets and agents from Legacy One, Inc., a former independent marketing agent for the Company. As a result, the Company steadily increased sales during 1993 and 1994. The actual increase in 1994 over 1993 in overall ordinary premium production was approximately 21%, significantly higher than the 10-12% increase anticipated by management, and the increase in 1995 over 1994 was approximately 11%, as anticipated.During 1996 the Company continued to increase its marketing operations and to expand into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas, South Carolina and Georgia, and experienced growth in premium production of approximately 28 percent in the prearranged funeral market during 1996 over 1995, $16,681,000 compared to $13,072,000. The Company anticipates continued growth in this segment of approximately 12-15% during 1997.
      Credit Insurance. From 1988 to 1991, the Company substantially increased sales of Credit Insurance to $37 million and reinsured substantial portions of the Credit Life and Credit A&H business with AEtna and Crown Life. However, during 1992 the Company decreased Credit Insurance production to the pre-1988 annual premium levels of $8-10 million. As a result of the anticipated decreased in production, the reinsurance agreement with Crown Life was terminated effective for policies written after June 30, 1992. See "Business-Risk". Desired levels of Credit Insurance production were reached in 1993 and 1994.
      Throughout 1994 the Company continued to closely monitor Credit Life and Credit A&H claims and make adjustments in the claims administration process. Claim ratios on Credit A&H have stabilized. The Company continues to closely monitor the claims paying process to make certain that proper payments are being made in accordance with the policy.
      The Company's Credit Insurance operation continued to be strong throughout 1994 in financial institutions and with a selected number of automobile dealers participating in either a reinsurance program or the Company's commission structure. However, during 1994 the Company decided to exit the Credit Insurance market as a direct writer. The driving factor behind this decision was the desire of the Company's Board of Directors and management to improve and strengthen the Company's surplus and profitability. Historically, the Credit A&H line has not been a profitable segment of the Company's business; however, when balanced with the Credit Life line, acceptable profit margins were achieved. Since 1991, the profitability of the lines diminished due to increased losses on the Credit A&H line and shrinking profit margins on the Credit Life line. Therefore, since other lines of business have been and continue to show strong growth and profits, and the continued sale of Credit A&H inhibited growth of the Company's surplus and the full realization of profits from other lines of business, management and the Board of Directors determined that it was in the best interest of the Company and its stockholders to discontinue as a direct writer of Credit Life and Credit A&H.
      Realizing the significant contribution of our financial marketing group, which was successful in increasing the Company's Credit Insurance production to record levels during the late 1980's and early 1990's, and realizing the significant relationship our employees have developed with the financial institutions in the Commonwealth of Kentucky, KII formed FSG as a wholly-owned subsidiary. During 1996, FSG marketed the Company's Credit Insurance products and will continue to do so in 1997. In addition, FSG was responsible for marketing products for unaffiliated companies to financial institutions including Individual Disability (Illinois Mutual Life and Casualty Company), Involuntary Unemployment Insurance (Vesta Fire Insurance Corp.), and GAP, which covers the excess of the loan amount over the value of the collateral if the collateral is a total loss (General Electric Capital Assurance Company). The Company was not a direct writer of any of these products during 1996.
      FSG will continue to market the Company's mortgage protection products. Management anticipated growth of approximately 3-5 percent in this segment of the Company's business during 1996 due to the marketing efforts of FSG. Actual growth during 1996 was 108% due to the fact that several of FSG's agents who also had agency relationships with other companies began sending more of the business to the Company.
      During the fourth quarter of 1995, FSG and the Company were advised that Franklin was exiting the Commonwealth of Kentucky as a direct writer of Credit Insurance products. FSG immediately began negotiating with a number of unaffiliated insurance companies to market Credit insurance products for them. In addition, FSG began negotiating a potential transaction with unaffiliated companies where the Credit Insurance policies would be written by the Company and all of the risk would be immediately reinsured to the unaffiliated company.
      Under a reinsurance arrangement, the Company would generate alternative revenues from retention fees and fees for administration and claims processing. Additionally, FSG will continue to generate revenues in the form of commissions. Therefore, in December 1995 the Company entered into a reinsurance agreement with Connecticut General under the terms of which all of the risk on all Credit Insurance policies sold by the Company would be reinsured with Connecticut General.
      The decision to reenter the Credit Insurance market as a direct writer required careful consideration of the decision to exit the market during 1995. The driving factors behind the decision to reenter were the ability to structure the reinsurance transaction with a highly rated insurance company, the ability to protect, improve and strengthen the Company's surplus and profitability, the ability to utilize our Credit Insurance administration and claims processing capabilities and the ability to generate alternative sources of revenue for the Company. The structure of the reinsurance agreement with Connecticut General accomplishes each of these goals. Further, FSG has been successful in retaining the majority of the Credit Insurance agency accounts and has successfully recruited another unaffiliated agency which is anticipated to more than double overall gross written Credit Insurance premiums and will therefore further enhance FSG's revenues.
      Employees.    The number of persons employed by the Company is 111.  The number of active independent contractual agents of the Company is 2,250. Management of the Company considers its relationship with the employees and agents to be satisfactory.
Item 2.  Properties
      The physical property of the Registrant consists of the home office building and grounds, owned in fee, at 200 Capital Avenue, Frankfort, Kentucky. Adjacent to the home office, the Company owns additional property on Second Street and on Shelby Street in Frankfort, Kentucky. One building is used for Agency and Company meetings; one building is a print shop used by IHP, one building is used for supplies and additional storage; and one building is leased to a commercial tenant. The Company also leases office space at One Harbison Way, Suite 106, Columbia, South Carolina 29212.
Item 3.  Legal Proceedings
      There are no legal proceedings to which the Registrant is a party which are material to the overall financial condition or the results of operations of the Company.
Item 4.  Submission of Matters to a Vote of Security Holders
      None.
                                    PART II
Item 5.  Market for the Registrant's Common Stock and Related Security Matters
      (a) The information relative to the market value of the Company's stock appears on the inside back cover in the Annual Report to the Stockholders for the year ended December 31, 1996, and is incorporated herein by reference.
      (b)  Approximate Number of Equity Security Holders
                (A)                               (B)
            Title of  Class          Number of Holders
              Common Stock          of Record 12-31-96
                                           2,834

      (c)  Dividends
      Cash dividends paid in 1996 amounted to $684,442 or $.76 per share. The 1996 cash dividend, to be paid April 11, 1997, is $.76 per share, payable to stockholders of record March 27, 1997.
Item 6.  Selected Financial Data
      Selected financial data for the past five years appears on page 29 in the Annual Report to the Stockholders for the year ended December 31, 1996, and is incorporated herein by reference.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Management's Discussion and Analysis of financial condition and results of operations appears on pages 9-21 in the Annual Report to the Stockholders for the year ended December 31, 1996, and is incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data
      The consolidated financial statements and notes appear on page 29 through 46 in the Annual Report to Stockholders for the year ended December 31, 1996, and are incorporated herein by reference. See Part IV, Item 14.
Item 9.  Disagreements on Accounting and Financial Disclosure
      None.

                                    Part III
Item 10. Directors and Executive Officers of the Registrant
      (a) The Executive officers and directors of the Company are:

Name, Position & Year                                 Family
Became Officer/Director  Age                     Relationship

Harry Lee Waterfield II  53
Chairman of the Board,
President/1963

Jimmy R. McIver          45
Treasurer/1988

Wilma Yeary              65
Secretary/1989

Jane S. Jackson          42
Assistant Secretary/1989

Howard L. Graham         62
Vice President, Corporate
Services/1969

Loretta Jane Wise        50
Vice President, Policy
Service/1988

Nancy W. Walton          57                  Sister of
Vice President,                              Harry Lee
Underwriting/1975                            Waterfield II

N. Douglas Hippe         58
Vice President,
Accounting/1974

Raymond L. Carr          48
Vice President,
Administration
Operations/1977

John E. Simmons          44
Vice President,
Credit Life/Office
Services/1986

Donald R. Philpot        59
Vice President,
Agency/1981

Margaret J. Kays         65
Vice President,
Human Resources/1993
Helen S. Wagner          60
Director/1986

Jerry F. Howell          83
Director/1964

Jerry F. Howell, Jr.     55                  Son of Jerry
Director/1987                                F. Howell

Robert M. Hardy, Jr.     39                  Nephew of
Vice President & General Counsel,            Harry Lee
Director/1986                                Waterfield II

Michael F. Dudgeon       35                  Nephew of
Director/1988                                Harry Lee
                                             Waterfield II

Adron Doran              87
Director/1972

H. Glenn Doran           71
Director/1992

Clair S. Manson          69
Vice President,
Chief Actuary/1987

Gordon  C. Duke          51
Director/1996

         (b) The principal occupation of each of the Officers listed above for the past five years has been that as indicated, except for Margaret J. Kays. Ms. Kays was elected Vice President, Human Resources in 1993. Prior to that time, Ms. Kays served as the Company's Assistant Vice President, Credit Life Accounting. Each of the Directors has occupied the position indicated for a period of more than five years with the exception of H. Glenn Doran and Gordon Duke. Mr. Doran was elected to the Board in July of 1992 and Mr. Duke was elected to the Board in 1996. Each filled vacancies caused by the untimely death of another Board member. Information regarding the business experience of the Directors who are not officers of the Company is shown on pages 2, 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 1997, and is incorporated herein by reference.
      There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years.
      Officers are appointed annually by the Board of Directors at the Board meeting immediately following the Annual Meeting of Shareholders. There are no arrangements or any understandings between any officer and any other person pursuant to which the office was selected.
Item 11.  Executive Compensation and Transactions
      Information regarding compensation of executive officers and transactions with executive officers and directors is not restated in this Annual Report because the response to this item is shown on page 5 & 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1997 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management Security ownership by Officers, Directors, and management, is not restated in this Annual Report because the response to this item is shown on pages 2, 3 & 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997, and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions
      Certain relationships and related transactions are shown on page 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997, and are incorporated herein by reference.
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a)1. Financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 1996 (pages 30-46) filed as Exhibit 1:
      Consolidated Balance Sheets -- December 31, 1996 and 1995
          For the years ended December 31, 1996, 1995 and 1994:
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flow
          Notes to Consolidated Financial Statements
      (a)2.  Financial Statement Schedule
      Schedule I -- Summary of Investments -- Other than Investments in Related Parties
      Schedule III --  Supplementary Insurance Information
      Schedule IV -- Reinsurance
      The financial statements and schedules of Investors Heritage Life Insurance Company, as incorporated by reference in its Annual Report on Form 10-K filed with the Securities & Exchange Commission for the year ended December 31, 1996, are incorporated herein by reference.
      All other schedules have been omitted as not applicable, not required, or the required information has been included in the financial statements, notes thereto, or are incorporated herein by reference to the Annual Report on Form 10-K of Investors Heritage Life Insurance Company for the year ended December 31, 1996.
      (a)3.  Listing of Exhibits
      Exhibit 1 - Annual Report to the Stockholders for the year ended December 31, 1996.*
      Exhibit 3.1-- Articles of Incorporation of the Company, as amended.
      Exhibit 3.2--  By-Laws of the Company, as amended.
      Exhibit 11--  Statements re Computation of Per Share Earnings.**
      Exhibit 23 - Consent of Independent Auditors.
      *The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.
      **The information required is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 37 of the Annual Report to the Stockholders for the year ended December 31, 1996 and is incorporated herein by reference.
      (b)  Reports on Form 8-K
      No filing of Form 8-K was made in the fourth quarter, 1996.
      (c)  See Item 14(a)(3) above.
      (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Investors Heritage Life Insurance Company

March 27, 1997    /s/
 DATE             BY:  Harry Lee Waterfield II
                  ITS: Chairman of the Board, President and
                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/
Harry Lee Waterfield II
Chairman of the Board,
President and Chief
Executive Officer
March 27, 1997

/s/
Jimmy R. McIver
Treasurer
March 27, 1997

/s/
Howard L. Graham
Vice President,
Corporate Services
March 27, 1997

/s/
Jerry F. Howell
Director
March 27, 1997


/s/
H. Glenn Doran
Director
March 27, 1997

/s/
Helen S. Wagner
Director
March 27, 1997

/s/
Adron Doran
Director
March 27, 1997

/s/
Robert M. Hardy, Jr.
Vice President,
General Counsel and Director
March 27, 1997

/s/
Jerry F. Howell, Jr.
Director
March 27, 1997

/s/
Michael F. Dudgeon, Jr.
Director
March 27, 1997

/s/
Gordon C. Duke
Director
March 27, 1997



                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Investors Heritage Life Insurance Company

     We have audited the consolidated financial statements of Investors Heritage Life Insurance Company and subsidiary listed in the accompanying Index to financial statements (Item 14(a)). Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Heritage Life Insurance Company and subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt securities in 1994.

/s/
Ernst & Young LLP
Louisville, Kentucky
March 25, 1997


                        CONSENT OF INDEPENDENT AUDITORS

                                   EXHIBIT 23


     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan and Trust Agreement and in the related prospectus of our report dated March 25, 1997, with respect to the consolidated financial statements and schedules of Investors Heritage Life Insurance Company included in the Annual Report (Form 10-K) for the year ended December 31, 1996.



/s/
Ernst & Young LLP
Louisville, Kentucky
March 25, 1997



            INVESTORS HERITAGE LIFE INSURANCE COMPANY AND SUBSIDIARY
   SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED
                                    PARTIES
                               DECEMBER 31, 1996

                                                                 AMOUNT AT
                                                                 WHICH
                                         MARKET                  SHOWN IN THE
TYPE OF INVESTMENT            COST       VALUE                   BALANCE
                                                                 SHEET
Fixed maturity securities
available-for-sale:

Bonds:
 United States and government
 agencies and authorities  $ 20,134,443  $ 20,916,574         $ 20,916,574

 States and political         1,988,971     2,005,110            2,005,110
 subdivisions

 Foreign                      7,573,874     7,675,600            7,675,600

 Mortgage-backed
 securities                  34,116,401    33,999,689            33,999,689

 Corporate                   81,814,543    82,942,752            82,942,752

Redeemable preferred stock       21,000        44,326                44,326
                            -----------   -----------            -----------
 Total                      $145,649,232 $147,584,051          $147,584,051
                            ============ ============            ============
 Equity securities,
 available for sale:

 Common stocks:
   Banks, trusts &
   insurance companies      $   392,280  $  1,991,292           $  1,991,292

   Industrial, misc.
   and all other                331,004       292,664                292,664

Nonredeemable preferred
 stocks                         311,049       323,862                323,862
                            ------------ ------------         --------------
 Total                      $ 1,034,333  $  2,607,818           $  2,607,818
                           ============  ============         ==============


 Total securities
   available for sale:     $146,683,565  $150,191,869           $150,191,869
                           ============  =============          ============
 Mortgage loans
   on real
   estate                    13,881,835     XXXXXXXX              13,881,835

 Policy loans                 6,894,715     XXXXXXXX               6,894,715

Other long term
 investments                    217,681     XXXXXXXX                 217,681

Short-term
 investments                    968,899     XXXXXXXX                 968,899
                            ------------    ---------           ------------

Total investments          $168,646,695     XXXXXXXX            $172,154,999
                           ============  ============          ==============


                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

                                  SCHEDULE III

                      SUPPLEMENTARY INSURANCE INFORMATION

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                    SEGMENT

                 Life         Credit      Accident    Corporate   Total
                 and          (Life      &  Health
                 Annuities    and
                              A&H)

                $            $           $             $           $


Deferred
Policy
Acquisi-
tion
Costs            26,867,679    669,447  384,048       -0-       27,921,174


Future
Policy
Benefits,
Lossess,
Claims &
Loss
Expenses        170,672,825    290,776  130,769       -0-      171,094,370

Unearned
Premium               4,413  8,578,377  699,452       -0-        9,282,242

Other
Policy
Claims &
Benefits
Payable           3,042,248    433,913   67,063       -0-        3,543,224

Premiums
Revenue          36,329,602   (506,630)  31,053       -0-       36,354,025

Net
Invest-
ment
Income
(1) and
(3)               8,894,825    82,614    48,005    2,048,603    11,164,047

Benefits
claims,
Losses &
Settle-
ment
Expenses         19,419,843   757,693   471,502        -0-      20,649,038

Amorti-
zation
Deferred
Acquisi-
tion
Costs            4,379,445 1,215,569  299,514          -0-       5,894,528

Other
Operating
Expenses
(2)              5,125,814   904,319  144,268        918,304     7,092,705

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

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                    SEGMENT

              Life               Credit      Accident    Corporate   Total
              and                (Life      & Health
              Annuities           and
                                 A&H)

              $                    $         $           $           $


Deferred
Policy
Acquisi-
tion
Costs           25,845,535       1,885,016   529,562        -0-      28,260,113


Future
Policy
Benefits,
Lossess,
Claims &
Loss
Expenses       154,363,644         608,600   209,901         -0-    155,182,145

Unearned
Premium              7,473       5,539,142   965,747         -0-      6,512,362
Other
Policy
Claims &
Benefits
Payable          3,415,505         262,739    88,068         -0-      3,766,312

Premiums
Revenue         33,185,006      (1,167,524)1,043,894         -0-     33,061,376

Net
Invest-
ment
Income
(1) and
(3)              9,251,927         365,529    82,783    1,171,857    10,872,096

Benefits
claims,
Losses &
Settle-
ment
Expenses        33,529,515      (3,593,030)  187,439        -0-      30,123,924

Amorti-
zation
Deferred
Acquisi-
tion
Costs            2,809,459       2,673,578   602,920        -0-       6,085,957

Other
Operating
Expenses
(2)              5,147,730         992,599   234,049      607,562     6,981,940

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



            INVESTORS HERITAGE LIFE INSURANCE COMPANY AND SUBSIDIARY

                           SCHEDULE IV - REINSURANCE

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                Accident
                  Life             Premium,     and
                  Insurance        Life         Health        TOTAL
                  In Force         Insurance    Insurance     PREMIUMS

                  $                $            $             $

Gross Amount        1,388,230,107    39,614,360    3,244,892    42,859,252

Ceded to
other
Companies             316,499,131     6,619,435    3,358,570     9,978,005

Assumed
from other
Companies           1,216,370,893     3,379,319      354,983     3,734,302

Net Amount          2,288,101,869    36,374,244      241,305    36,615,549

Percentage
of Amount
Assumed to
Net                         53%          9%       147%             10%


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