Form 10-Q
period 1997-03-31
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1997-05-12
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                             FOR THREE MONTHS ENDED

                                 March 31, 1997

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

           Number of outstanding shares as of March 31, 1997- 898,658

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes X    No ____




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

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

(c)  Exhibit 27 - Financial Data Schedule.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS HERITAGE LIFE INSURANCE COMPANY

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  May 12, 1997


/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  May 12, 1997