Form 10-Q
period 1997-06-30
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1997-08-07
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                              FOR SIX MONTHS ENDED

                                 June 30, 1997

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

           Number of outstanding shares as of June 30, 1997- 900,705

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

(a) The annual meeting of the stockholders was held on May 8, 1997 at 10:00 a.m. The purpose of the meeting was to elect directors.

(b)
To elect three (3) directors to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of (3) years and the number of votes cast was as follows:

Gordon C. Duke -- Number of votes Cast FOR - 825,632; WITHHELD - 572
Dr. Jerry F. Howell, Jr. -- Number of votes Cast FOR - 825,632; WITHHELD - 572 Robert M. Hardy, Jr. -- Number of votes Cast FOR - 825,769; WITHHELD - 435

The other directors whose terms will continue after the meeting are:

Harry Lee Waterfield II
Adron Doran
Helen S. Wagner
H. Glenn Doran
Jerry F. Howell
Michael F. Dudgeon, Jr.

(c)
No other matter was voted on at this meeting. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.


ITEM  5.  Other Information.

Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.
(a) Definitive Proxy Statements and Annual Reviews were filed with the Securities and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

(c)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS HERITAGE LIFE INSURANCE COMPANY

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  August 7, 1997


/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  August 7, 1997