Form 10-K405
period 1997-12-31
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1998-03-27
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 1997
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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $5,016,897 as of December 31, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                     Class
                              Common Capital Stock

                        Outstanding at December 31, 1997
                                    905,611

Documents Incorporated by Reference:


(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 1997 (Form 10-K, Items 1, 5a, 6, 7 and 8)

(2) Portions of the Proxy Statement dated April 17, 1998, for the Annual Meeting of Stockholders to be held May 14, 1998 (Form 10-K, Items 10, 11, 12 and 13.)

PART I

Item 1.  Business

(a)   General

      (a) The business of Investors Heritage Life Insurance Company (the "Company") is life insurance. The Company was incorporated under the laws of Kentucky on August 31, 1960, and commenced business in April, 1961. Its principal office is located at 200 Capital Avenue, Frankfort, Kentucky 40601, telephone number (502) 223-2361. The Company also owns 96% of Investors Underwriters, Inc., an investment holding company. Kentucky Investors, Inc., a Kentucky corporation ("KII"), owns 73% of the Company's stock. In addition, KII wholly owns Investors Heritage Printing, Inc. ("IHP") and Investors Heritage Financial Services Group, Inc. ("FSG"). The business segments of the Company are identified and discussed on pages 45-47 of the Annual Report to Stockholders for the year ended December 31, 1997 and are incorporated herein by reference.

      A portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowment, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life is offered by the Company. In addition, the Company has historically written credit life and credit accident and health insurance (respectively, "Credit Life" and "Credit A&H", and collectively "Credit Insurance") on a group basis. During 1995, the Company exited the Credit Insurance market as an underwriter and experienced insignificant production (less than $500,000) from the Credit Insurance products.

       During 1996 and 1997 sales operations were conducted through the Ordinary Life sales division of the Company and through FSG which marketed the Company's Ordinary and Credit Insurance products and other products for unaffiliated companies identified below. See "Business-Credit Insurance" and "Material Changes and Developments-Credit Insurance". As anticipated more than 10% of FSG's revenues for 1996 and 1997 were derived from the sale of the Company's Credit Insurance products.

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

      The Ordinary Life sales are built around a standard portfolio of life insurance products with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies.

      Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium paying period. These policies also have an annual guaranteed benefit. As of December 31, 1997, 11% of the total ordinary insurance in force was comprised of participating policies and of the 11%, approximately 6% was comprised of participating policies with some guaranteed benefit.

      Another block of participating policies provides for payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 1997, 5% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.

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

      As anticipated, during 1997 the Company introduced group life products designed for the prearranged funeral market. Some of these products provide for the payment of the full face amount at the death of the insured and some provide graded death benefits during the first year. All of the products provide for increasing death benefits on a non-guaranteed basis.

      It is anticipated that during 1998 the Company will introduce a new generation of both individual and group life products designed for the arranged funeral market. These products are being developed and will be implemented as required state approvals are received.

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

      During the fourth quarter of 1995, the Company and FSG were advised that Franklin was exiting the Commonwealth of Kentucky as a direct writer of Credit Insurance products. FSG immediately began negotiations with several unaffiliated insurance companies to market Credit Insurance for them. Simultaneously, FSG initiated discussions with unaffiliated insurance companies regarding a transaction where the Credit Insurance business would be written by the Company and all of the risk would be immediately reinsured to the unaffiliated insurance company. A reinsurance transaction was viewed favorably because the Company would be able to generate an alternate source of income through fees by providing administration and claim processing services provided. In addition, FSG would be able to maintain its revenues in the form of commissions from the sale of the Company's Credit Insurance products.

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

      It was and continues to be management's belief that the number of Credit Insurance providers in the Commonwealth of Kentucky is contracting as a result of two Kentucky domestic insurers exiting the Credit Insurance market. Management believed there would be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers that are expected to replace exiting insurers. This belief has come to fruition in an alternate way through
the reinsurance agreement with Connecticut General.   In addition, the Company
has entered into reinsurance agreements with two unaffiliated companies, Life Investors and Bankers Life Insurance Company ("Bankers Life"). Pursuant to those reinsurance agreements, the Company's Credit Insurance products sold by Life Investors' and Bankers Life's agents will be reinsured to Life Investors and Bankers Life, respectively. The Company and FSG will be paid a retention fee and a marketing fee for services provided. The Company will continue to seek contracts to operate as an administrator for other companies which sell Credit Insurance.

      FSG will continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products. Credit Insurance gross written premiums during 1997 were $13,692,000, 37% more than anticipated and are anticipated to increase during 1998. As described above, that business was and will continue to be ceded to Connecticut General, Life Investors and Bankers Life. Approximately 9% of the total life insurance in force is Credit Insurance, all of which was written directly by the Company.

     In addition to selling Credit Insurance, some of the Company's bank agents obtain an ordinary life license enabling them to sell mortgage insurance that might be required in excess of the statutory Credit Life limitation enacted by each state where our Credit Insurance products are sold. During 1996 and 1997 premium production in this area was up 108% and 68% respectively. Premiums produced in 1996 were $1,239,000 as compared to $2,076,752 in 1997. The Company anticipates continued growth in this area of approximately 16% during 1998. The Company's mortgage insurance products will continue to be marketed through FSG.

      Group Life. Group life accounts for the remaining 48% of in-force business. Since 1990, the Company has participated in the Federal Employee Group Life Insurance (FEGLI) Program, which is administered by Metropolitan Life Insurance Company. As a result of the termination of the Commonwealth of Kentucky group life contract, on November 30, 1992, the Company's participation in the FEGLI Program has substantially decreased since 1993. The reduction of in-force business since 1993 has been $149,736,000.

      During 1997, the Company converted to group insurance products in the preneed market in a majority of states. Therefore, group life premiums and in-force business increased significantly while individual premiums and in-force business decreased commensurately. Group life premiums during 1997 were $7,324,000 as compared to $3,881,000 in 1996 which is an increase of 89%.

      Principal Markets. The principal markets for the Company's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee, Illinois, Kansas, West Virginia and Texas. The Company has licensed ordinary agents and regional managers throughout these states. The Company also has licensed credit life agents in over 168 banks and automobile dealerships throughout the Commonwealth of Kentucky.

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

      Risk is integral to insurance but, as is customary in the insurance business, the Company obtains reinsurance with respect to amounts in excess of its retention limits. The maximum limit of retention by the Company on its standard contract for any one life is $100,000 plus the amount of the return of premium benefits, if any. The maximum is reduced for sub-standard classes of risk. The maximum retention on Credit Life was $100,000 per life. Excess coverages are reinsured externally to unaffiliated reinsurers. As of December 31, 1997; approximately $483,043,000, or 18% of total life insurance in force was reinsured with non-affiliated well established insurance companies. The Company would become liable for the reinsured risks if the reinsurers could not meet their obligations. The Company has not experienced a reinsurer default under any of the reinsurance agreements to which the Company is a party. Further, the Company has no knowledge of and does not anticipate any material default in any existing reinsurance obligations.

      The Company is party to reinsurance and coinsurance agreements with eighteen non-affiliated companies. The reinsurers for the Company and amounts of insurance in force that are reinsured are as follows:


COMPANY                     REINSURANCE AMOUNT       PERCENT OF TOTAL

Connecticut General Life
   Insurance Co.              $323,532,000           67.0%
Crown Life Insurance Co.         3,067,000             .6%
The Lincoln National Life
   Insurance Co.                79,366,000           16.4%
J.M. Limited                     4,060,000             .8%
Bankers Life Insurance Co.      33,031,000            6.8%
AEtna Life Insurance Co.           619,000             .1%
Indiana-Kentucky Ins. Co. Ltd.     952,000             .2%
Riverside Reinsurance Ltd.       1,630,000             .3%
Pirtle Ltd.                        258,000             .1%
Lancaster Life Insurance Co.     3,779,000             .8%
Business Men's Assurance Co.     4,526,000             .9%
Swiss Re America                 2,055,000             .4%
Groves Reinsurance Ltd.            464,000             .1%
Munich American Reinsurance Co. 23,407,000            4.9%
Life Investors Ins. Co. of
   America                       1,672,000            1.0%
Other Companies (3)                625,000             .1%
TOTAL                         $483,043,000          100.0%

      AEtna and Crown Life reinsured Credit Life and Credit A&H policies sold between July 1, 1988 and June 30, 1992. These reinsurance agreements were terminated with respect to new issues by the Company during 1991 and 1992, respectively. Neither reinsurer accepted the risk on any new policies issued after the termination date of each agreement; however, both AEtna and Crown Life continue to provide reinsurance on all Credit Insurance policies sold prior to March 16, 1991 (AEtna) and June 30, 1992 (Crown Life). During 1997, the Company reinsured all of the risk on the Credit Insurance policies sold by its agents to Connecticut General, and will continue to do so in 1998. As explained above, some of these risks will also be reinsured to Life Investors and Bankers Life.

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

      "Company Action Level:" This level of review is triggered if an insurer's Adjusted Capital is less than 200 percent of its RBC. The insurer is required to submit a plan to the appropriate regulatory authority that discusses proposed corrective action. The Company's Adjusted Capital is more than 3.1 times the required amount.

      "Regulatory Action Level": This level of review is triggered if an insurer's Adjusted Capital is less than 150% of its RBC. The regulatory authority formally requires the insurer to submit an RBC plan, and performs a special examination of the insurer and issues an order specifying corrective actions. The Company's Adjusted Capital is more than 4.2 times the required amount.

      "Authorized Control Level": This level of review is triggered if an insurer's Adjusted Capital is less than 100% of its RBC. The regulatory authority is authorized to take whatever action it deems necessary. The Company's Adjusted Capital is more than 6.3 times the required amount.

      "Mandatory Control Level": This level of review is triggered if an insurer's Adjusted Capital falls below 70% of its RBC. The regulatory authority is required to place the insurer under its control. The Company's Adjusted Capital is more than 9.0 times the amount required.

      Since the Adjusted Capital levels of the Company currently exceed all of the regulatory action levels as defined by the NAIC's Model Act, the Model Act currently has no impact on the Company's operations or financial condition.

      Competition. The life insurance business is highly competitive. With the introduction of universal life and other interest sensitive products in recent years, competition with other financial institutions has increased. The industry includes both stock and mutual companies, including some of the largest financial institutions in the United States. While the Company is responsive to the current economic environment, the life insurance market is relatively volatile, the Company's operating results may vary with those conditions.

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

      (b) Material Changes and Developments
       Because changes in the life insurance business can be dramatic, new product development and innovative sales methods must be ongoing to meet the current economic times. The Company believes that growth from increased sales is directly related to the constant attention paid to revising and selling the products developed by the Company.

      Ordinary Production.     The Company is working diligently to increase
ordinary product sales. The largest increase in this area has been the final expense and prearranged funeral sales. Final expense sales include the sale of lower face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Prearranged funeral sales include the sale of modal premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract. The Company expanded its marketing capability for this market through the 1993 acquisition of marketing assets and agents from Legacy One, Inc., a former independent marketing agent for the Company. As a result, the Company steadily increased sales during 1993 and 1994. The actual increase in 1994 over 1993 in overall ordinary premium production was approximately 21%, significantly higher than the 10-12% increase anticipated by management, and the increase in 1995 over 1994 was approximately 11%, as anticipated. During 1996 the Company continued to increase its marketing operations and to expand into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas, South Carolina and Georgia, and experienced growth in premium production of approximately 28 percent in the prearranged funeral market during 1996 over 1995, $16,681,000 compared to $13,072,000.

      During 1997, the Company focused on increasing its market share in existing states and expanding into some new areas, including Arkansas. Even though single premium growth was anticipated to be 12-15%, when combining ordinary life, group life and individual annuities sold in the preneed market, actual growth was 26%. Single premium production for these lines of business was $21,104,000 for 1997 compared to $16,678,000 for 1996. The Company anticipates continued growth in this segment of approximately 12-15% during 1998. Realizing the significant contribution of our financial marketing group, which was successful in increasing the Company's Credit Insurance production to record levels during the late 1980's and early 1990's, and realizing the significant relationship our employees have developed with the financial institutions in the Commonwealth of Kentucky, KII formed FSG as a wholly-owned subsidiary. During 1995, FSG marketed Franklin Life Insurance Company's ("Franklin") Credit Insurance product. However, during the fourth quarter of 1995, FSG and the Company were advised that Franklin was exiting the Commonwealth of Kentucky as a direct writer of Credit Insurance products. FSG immediately began negotiating with a number of unaffiliated insurance companies to market Credit insurance products for them. In addition, FSG began negotiating a potential transaction with unaffiliated companies where the Credit Insurance policies would be written by the Company and all of the risk would be immediately reinsured to the unaffiliated company.

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

      Therefore, since 1996 FSG has marketed the Company's Credit Insurance products and will continue to do so in 1998. In addition, FSG was responsible for marketing products for unaffiliated companies to financial institutions including Individual Disability (Illinois Mutual Life and Casualty Company), Involuntary Unemployment Insurance (Vesta Fire Insurance Corp.), and GAP, which covers the excess of the loan amount over the value of the collateral if the collateral is a total loss (General Electric Capital Assurance Company). The Company was not a direct writer of any of these products during 1997.

      FSG will also continue to market the Company's mortgage protection products. Management anticipated growth of approximately 3-5 percent in this segment of the Company's business during 1996 due to the marketing efforts of FSG. Actual growth during 1996 was 108% due to the fact that several of FSG's agents who also had agency relationships with other companies began sending more of the business to the Company. Actual growth in 1997 exceeded anticipated growth 48% due to increased sales activity. Premium production in this area increased $837,752, from $1,239,000 in 1996 to $2,076,752 in 1997. Management anticipates an increase of approximately 20% during 1998.

       Employees.    The number of persons employed by the Company is 108.
The number of active independent contractual agents of the Company is 2,226. Management of the Company considers its relationship with the employees and agents to be satisfactory.

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

Item 4.  Submission of Matters to a Vote of Security Holders
      None.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Matters
      (a) The information relative to the market value of the Company's stock appears on the inside back cover in the Annual Report to the Stockholders for the year ended December 31, 1997, and is incorporated herein by reference.

      (b)  Approximate Number of Equity Security Holders
                (A)                       (B)
            Title of  Class          Number of Holders
              Common Stock          of Record 12-31-97
                                            2,898

      (c)  Dividends

      Cash dividends paid in 1996 amounted to $684,580 or $.76 per share. The 1997 cash dividend, to be paid April 17, 1998, is $.76 per share, payable to stockholders of record April 3, 1998.

Item 6. Selected Financial Data
      Selected financial data for the past five years appears on page 29 in the Annual Report to the Stockholders for the year ended December 31, 1997, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Management's Discussion and Analysis of financial condition and results of operations appears on pages 9-20 in the Annual Report to the Stockholders for the year ended December 31, 1997, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
      The consolidated financial statements and notes appear on pages 30 through 47 in the Annual Report to Stockholders for the year ended December 31, 1997, and are incorporated herein by reference. See Part IV, Item 14.

Item 9.  Disagreements on Accounting and Financial Disclosure
      None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
      (a) The Executive officers and directors of the Company are:

Name, Position & Year                                 Family
Became Officer/Director   Age                     Relationship

Harry Lee Waterfield II   54
Chairman of the Board,
President/1963

Jimmy R. McIver           46
Treasurer/1988

Wilma Yeary               66
Secretary/1989

Jane S. Jackson           43
Assistant Secretary/1989

Howard L. Graham          63
Vice President, Corporate
Services/1969

Loretta Jane Wise         51
Vice President, Policy
Service/1988

Nancy W. Walton           58                 Sister of
Vice President,                              Harry Lee
Underwriting/1975                            Waterfield II

N. Douglas Hippe          59
Vice President,
Accounting/1974

Raymond L. Carr           49
Vice President, Admn.
Operations/1977

Donald R. Philpot         60
Vice President,
Agency/1981
Margaret J. Kays          66
Vice President,
Human Resources/1993

Helen S. Wagner           61
Director/1986

Jerry F. Howell           84
Director/1964

Jerry F. Howell, Jr.      56                 Son of Jerry
Director/1987                                F. Howell

Robert M. Hardy, Jr.      40                 Nephew of
Vice President & General Counsel,            Harry Lee
Director/1986                                Waterfield II

Michael F. Dudgeon        36                 Nephew of
Director/1988                                Harry Lee
                                             Waterfield II

Adron Doran               88
Director/1972

H. Glenn Doran             72
Director/1992

Clair S. Manson            70
Vice President,
Chief Actuary/1987

Gordon  C. Duke            52
Director/1996

         (b) The principal occupation of each of the Officers listed above for the past five years has been that as indicated, except for Margaret J. Kays. Ms. Kays was elected Vice President, Human Resources in 1993. Prior to that time, Ms. Kays served as the Company's Assistant Vice President, Credit Life Accounting. Each of the Directors has occupied the position indicated for a period of more than five years with the exception of Gordon Duke. Mr. Duke was elected to the Board in 1996 to fill the vacancy caused by the untimely death of Joe R. Johnson. Information regarding the business experience of the Directors who are not officers of the Company is shown on pages 2, 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1998, and is incorporated herein by reference.

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

Item 11.  Executive Compensation and Transactions
      Information regarding compensation of executive officers and transactions with executive officers and directors is not restated in this Annual Report because the response to this item is shown on page 5 & 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management Security ownership by Officers, Directors, and management, is not restated
in this Annual Report because the response to this item is shown on pages 2, 3 & 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1998, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
      Certain relationships and related transactions are shown on page 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1998, and are incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a)1. Financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 1997 (pages 30-47) filed as Exhibit 1:

      Consolidated Balance Sheets -- December 31, 1997 and 1996
          For each of the years in the period ended December 31, 1997:
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

      (a)2.  Consolidated Financial Statement Schedules
      Schedule I -- Summary of Investments -- Other than Investments in Related Parties
      Schedule III --  Supplementary Insurance Information
      Schedule IV -- Reinsurance

      The financial statements and schedules of Investors Heritage Life Insurance Company, as incorporated by reference in its Annual Report on Form 10-K filed with the Securities & Exchange Commission for the year ended December 31, 1997, are incorporated herein by reference.

      All other schedules have been omitted as not applicable, not required, or the required information has been included in the financial statements, notes thereto, or are incorporated herein by reference to the Annual Report on Form 10-K of Investors Heritage Life Insurance Company for the year ended December 31, 1997.

      (a)3.  Listing of Exhibits
      Exhibit 1 - Annual Report to the Stockholders for the year ended December 31, 1997.*
      Exhibit 3.1-- Articles of Incorporation of the Company, as amended.
      Exhibit 3.2--  By-Laws of the Company, as amended.
      Exhibit 11--  Statements re Computation of Per Share Earnings.**
      Exhibit 23 - Consent of Independent Auditors.
      Exhibit 27 _ Financial Data Schedule.

      *The material included in this Report shall not be deemed to be "filed" with theCommission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.

      **The information required is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 37 of the Annual Report to the Stockholders for the year ended December 31, 1997 and is incorporated herein by reference.
      (b)  Reports on Form 8-K

      No filing of Form 8-K was made in 1997.
      (c)  See Item 14(a)(3) above.
      (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Investors Heritage Life Insurance Company

March 12, 1998         /s/
 DATE             BY:  Harry Lee Waterfield II
                  ITS: Chairman of the Board, President and
                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/
Harry Lee Waterfield II
Chairman of the Board,
President and Chief
Executive Officer
March 12, 1998

/s/
Jimmy R. McIver
Treasurer
March 12, 1998

/s/
Howard L. Graham
Vice President,
Corporate Services
March 12, 1998

/s/
Jerry F. Howell
Director
March 12, 1998

/s/
H. Glenn Doran
Director
March 12, 1998

/s/
Helen S. Wagner
Director
March 12, 1998

/s/
Adron Doran
Director
March 12, 1998

/s/
Robert M. Hardy, Jr.
Vice President,
General Counsel and Director
March 12, 1998

/s/
Jerry F. Howell, Jr.
Director
March 12, 1998

/s/
Michael F. Dudgeon, Jr.
Director
March 12, 1998

/s/
Gordon C. Duke
Director
March 12, 1998



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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Heritage Life Insurance Company and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/
Ernst & Young LLP

Louisville, Kentucky
March 24, 1998





                        CONSENT OF INDEPENDENT AUDITORS

                                   EXHIBIT 23


     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan and Trust Agreement and in the related prospectus of our report dated March 24, 1998, with respect to the consolidated financial statements and schedules of Investors Heritage Life Insurance Company and subsidiary included or incorporated by reference in the Annual Report (Form 10-K) for the year ended December 31, 1997.


/s/
Ernst & Young LLP

Louisville, Kentucky
March 24, 1998



            INVESTORS HERITAGE LIFE INSURANCE COMPANY AND SUBSIDIARY
   SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED
                                    PARTIES
                               DECEMBER 31, 1997

                                                            AMOUNT AT
                                                            WHICH
                                         MARKET             SHOWN IN THE
TYPE OF INVESTMENT            COST       VALUE              BALANCE
                                                            SHEET
Fixed maturity securities
available-for-sale:

Bonds:
 United States and government
 agencies and authorities  $ 22,472,841   $ 23,533,381        $ 23,533,381

 States and political         1,990,527      2,030,570           2,030,570
 subdivisions

 Foreign                     14,680,336     15,413,400          15,413,400

 Mortgage-backed
 securities                  35,127,387     36,000,136          36,000,136

 Corporate                   90,398,974     94,790,224          94,790,224

Redeemable preferred stock       10,050         15,200              15,200
                           ------------   ------------        ------------
 Total                     $164,680,115   $171,782,911        $171,782,911
                           ============   ============        ============
 Equity securities,
 available for sale:

 Common stocks:
   Banks, trusts &
   insurance companies     $    356,280   $  2,597,759        $  2,597,759

   Industrial, misc.
   and all other                331,004        343,562             343,562

Nonredeemable preferred
 stocks                         225,174        228,049             228,049
                            -----------   ------------         -----------
 Total                      $   912,458   $  3,169,370         $ 3,169,370
                            ===========   ============         ===========


 Total securities
   available for sale:     $165,592,573   $174,952,281        $174,952,281
                           ============   ============        ============
 Mortgage loans
   on real
   estate                    13,734,791     XXXXXXXX            13,734,791

 Policy loans                 6,976,601     XXXXXXXX             6,976,601

Other long term
 investments                    403,106     XXXXXXXX               403,106

Short-term
 investments                  1,211,165     XXXXXXXX             1,211,165
                           ------------    ---------          ------------

Total investments          $187,918,236     XXXXXXXX          $197,277,944
                           ============    =========          ============


                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

                                  SCHEDULE III

                      SUPPLEMENTARY INSURANCE INFORMATION


                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                    SEGMENT

                 Life         Credit      Accident    Cor-   Total
                 and          (Life      &  Health    porate
                 Annuities    and
                              A&H)

                $            $           $           $       $


Deferred
Policy
Acquisi-
tion
Costs           26,871,597     209,801   144,245     -0-      27,225,643


Future
Policy
Benefits,
Lossess,
Claims &
Loss
Expenses       188,727,592     561,596   108,883     -0-     189,398,071

Unearned
Premium              5,038  14,178,873   276,499     -0-      14,460,410

Other

Policy
Claims &
Benefits
Payable          3,543,916     577,344    53,380     -0-       4,174,640

Premiums
Revenue         39,005,250      67,366    56,490     -0-      39,129,106

Net
Invest-
ment
Income
(1) and
(3)             10,573,726      30,046    24,822   2,435,066  13,063,660

Benefits
claims,
Losses &
Settle-
ment
Expenses         20,043,777    517,942   235,866     -0-      20,797,585

Amorti-
zation
Deferred
Acquisi-
tion
Costs             4,786,125    459,646   239,803     -0-       5,485,574

Other
 Operating
 Expenses(2)      5,825,141    746,508   146,266   679,934     7,397,849


(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity.
(2)  Other operating expenses are assigned directly to the applicable segment.
(3)  Includes realized investment gains or losses.

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                    SEGMENT

                 Life         Credit     Accident    Cor-   Total
                 and          (Life      &  Health    porate
                 Annuities    and
                              A&H)

                $            $           $            $      $


Deferred
Policy
Acquisi-
tion
Costs             26,867,679    669,447    384,048       -0-   27,921,174


Future
Policy
Benefits,
Lossess,
Claims &
Loss
Expenses         170,672,825    290,776    130,769       -0-  171,094,370

Unearned
Premium                4,413  8,578,377    699,452       -0-    9,282,242

Other
Policy
Claims &
Benefits
Payable            3,042,248    433,913     67,063       -0-    3,543,224

Premiums
Revenue           36,329,602   (506,630)   531,053       -0-   36,354,025

Net
Invest-
ment
Income
(1) and
(3)                8,984,825     82,614    48,005   2,048,603  11,164,047

Benefits
claims,
Losses &
Settle-
ment
Expenses          19,419,843    757,693   471,502       -0-    20,649,038

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


                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                    SEGMENT

              Life               Credit     Accident    Cor-   Total
              and                (Life      & Health    porate
              Annuities          and
                                 A&H)

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



            INVESTORS HERITAGE LIFE INSURANCE COMPANY AND SUBSIDIARY

                           SCHEDULE IV _ REINSURANCE

                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                                     Accident
                  Life              Premium,         and
                  Insurance         Life             Health      TOTAL
                  In Force          Insurance        Insurance   PREMIUMS


                  $                 $                $           $

Gross Amount      1,510,628,000      45,780,812      5,265,875    51,046,687

Ceded to
other
Companies           483,042,626       9,364,359      5,103,594    14,467,953

Assumed
from other
Companies         1,170,162,394       2,973,930       (119,278)    2,854,652

Net Amount        2,197,747,768      39,390,383         43,003    39,433,386

Percentage
of Amount
Assumed to
Net                     53%              8%             -277%         7%



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