Form 10-Q
period 1998-06-30
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1998-07-23
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                             FOR THREE MONTHS ENDED

                                 June 30, 1998

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

           Number of outstanding shares as of June 30, 1998- 903,670

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

(a) The annual meeting of the stockholders was held on May 14, 1998 at 10:00 a.m. The purpose of the meeting was to elect directors.

(b)  The purpose of the meeting was as follows:

To elect three (3) directors to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of (3) years and the number of votes cast was as follows:

Harry Lee Waterfield II _ Number of Votes Cast FOR _ 808,673; WITHHELD - 560 Adron Doran _ Number of Votes Cast FOR _ 808,619; WITHHELD - 614
H. Glenn Doran _ Number of Votes Cast FOR _ 808,734; WITHHELD - 499

The other directors whose terms will continue after the meeting are:

Helen S. Wagner
Jerry F. Howell
Michael F. Dudgeon, Jr.
Gordon C. Duke
Dr. Jerry F. Howell, Jr.
Robert M. Hardy, Jr.

ITEM  5.  Other Information.

Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Definitive Proxy Statements and Annual Reviews were filed with the Securities and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

(c)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS HERITAGE LIFE INSURANCE COMPANY

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  July 23, 1998



/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  July 23, 1998