Form 10-Q
period 1998-09-30
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1998-10-29
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                             FOR THREE MONTHS ENDED

                               September 30, 1998

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

         Number of outstanding shares as of September 30, 1998- 903,773

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

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

(c)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS HERITAGE LIFE INSURANCE COMPANY

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  October 29, 1998



/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  October 29, 1998