Form 10-K405
period 1998-12-31
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1999-03-29
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 1998
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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $4,617,132 as of December 31, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                     Class
                              Common Capital Stock

                        Outstanding at December 31, 1998
                                    904,373

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 1998 (Form 10-K, Items 1, 5a, 6, 7 and 8)
(2) Portions of the Proxy Statement dated April 16, 1999, for the Annual Meeting of Stockholders to be held May 13, 1999 (Form 10-K, Items 10, 11, 12 and 13.)

PART I

Item 1.  Business

(a)   General

      (a) The business of Investors Heritage Life Insurance Company (the "Company") is life insurance. The Company was incorporated under the laws of Kentucky on August 31, 1960, and commenced business in April, 1961. Its principal office is located at 200 Capital Avenue, Frankfort, Kentucky 40601, telephone number (502) 223-2361. The Company also owns 96% of Investors Underwriters, Inc., an investment holding company. Kentucky Investors, Inc., a Kentucky corporation ("KII"), owns 74% of the Company's stock. In addition, KII wholly owns Investors Heritage Printing, Inc. ("IHP") and Investors Heritage Financial Services Group, Inc. ("FSG"). The business segments of the Company are identified and discussed on pages 45 - 47 of the Annual Report to Stockholders for the year ended December 31, 1998 and are incorporated herein by reference.
      A portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowment, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life is offered by the Company. In addition, the Company writes credit life and credit accident and health insurance (respectively, "Credit Life" and "Credit A&H", and collectively "Credit Insurance") on a group basis.
          During 1996 and 1997 sales operations were conducted through the Ordinary Life sales division of the Company and through FSG which marketed the Company's Ordinary and Credit Insurance products and other products for unaffiliated companies identified below. See "Business-Credit Insurance" and "Material Changes and Developments-Credit Insurance". As anticipated more than 10% of FSG's revenues for 1997 and 1998 were derived from the sale of the Company's Credit Insurance products.
      Ordinary Life. Ordinary Life sales are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of our growth in the preneed area, agency relationships have been entered into directly with the funeral home owner. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors will also become part of our agency force. The Company also sells business through general agents or brokers who may represent one or more companies.
      Approximately 37% of total insurance in force is Ordinary Life.
      The Ordinary Life sales are built around a standard portfolio of life insurance products with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies.
      Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium paying period. These policies also have an annual guaranteed benefit. As of December 31, 1998, 7% of the total ordinary insurance in force was comprised of participating policies and of the 7%, approximately 6% was comprised of participating policies with some guaranteed benefit.
      Another block of participating policies provides for payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 1997, 1% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.
      Non-participating life insurance policies represented 93% of the total ordinary insurance in force.
      The Company also issues two non-participating interest-sensitive single premium whole life policies based on simplified underwriting. These policies provide for payment of the full face amount at the death of the insured and for increasing death benefits on a non-guaranteed basis.
      During 1994, the Company introduced new products designed for the pre-arranged funeral market. These products are single premium and modal premium non-participating whole life policies. Single premium policies are sold on a guaranteed issue basis and modal premium policies are fully underwritten. Both single and modal premium policies provide for non-guaranteed increasing death benefits and have a maximum face amount of $25,000. The Company also sells a mortgage protection product which is being marketed by FSG.
      During 1997 the Company introduced group life products designed for the prearranged funeral market. Some of these products provide for the payment of the full face amount at the death of the insured and some provide graded death benefits during the first year. All of the products provide for increasing death benefits on a non-guaranteed basis.
      During 1998 the Company introduced a new generation of both individual and group life products designed for the prearranged funeral market. These products differ from the 1997 products by offering simplified underwriting for the multi-pay policies and shorter limited benefit periods for the reduced benefit policies. These new products, called the "Legacy 2000 Series" were implemented throughout 1998 and have been well received in the market.
      Credit Insurance. Credit Insurance is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit by these institutions. The amount of the insurance is designed to cover the amount of the loan, with the financial institutions being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit Insurance production is generally dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, Credit Insurance sales increase. When the economy slows, consumer debt slows and therefore Credit Insurance sales decrease.
      Initially, FSG entered into a marketing agreement with Franklin Life Insurance Company ("Franklin") to market Franklin's Credit Insurance products
during 1995.   However,  during the fourth quarter of 1995, the Company and FSG were advised that Franklin was exiting the Commonwealth of Kentucky as a direct writer of Credit Insurance products.
      FSG initiated discussions with unaffiliated insurance companies regarding a transaction where the Credit Insurance business would be written by the Company and all of the risk would be immediately reinsured to the unaffiliated
insurance company.       In December, 1995, the Company entered into a
reinsurance agreement with The Connecticut General Life Insurance Company, Bloomfield, Connecticut ("Connecticut General") under the terms of which the Company cedes to Connecticut General all of the risk on all Credit Insurance policies sold by the Company. In addition to receiving a retention fee, the Company also receives a fee for administration and claims processing services. In addition, FSG has maintained its revenues in the form of commissions from the sale of the Company's Credit Insurance products.
      It has not been necessary for the Company to add any employees to assist in the administration of this business. No additional amounts were required to be expended in order to utilize the Company's administrative and claims
processing capabilities.   Employees will be added only when warranted.
      It was and continues to be management's belief that the number of Credit Insurance providers in the Commonwealth of Kentucky is contracting as a result of two Kentucky domestic insurers exiting the Credit Insurance market. Management believed there would be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers that are expected to replace exiting insurers. This belief has come to fruition in an alternate way through
the reinsurance agreement with Connecticut General.   In addition, the Company
has entered into reinsurance agreements with two unaffiliated companies, Life Investors and Bankers Life Insurance Company ("Bankers Life") and American United Life Insurance Company ("AUL"). The AUL agreement was entered into during 1998. Pursuant to those reinsurance agreements, the Company's Credit Insurance products sold by Life Investors', Bankers Life's and AUL's agents will be reinsured to Life Investors, Bankers Life and AUL respectively. The Company and FSG will be paid a retention fee and a marketing fee for services provided. The Company will continue to seek contracts to operate as an administrator for other companies which sell Credit Insurance.
      FSG will continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products. Credit Insurance gross written premiums during 1998 were $17,390,000, 22% more than anticipated and are anticipated to increase during 1999. As described above, that business was ceded to Connecticut General, Life Investors and Bankers Life.
      During the 3rd Quarter of 1998, the Company was advised that Connecticut General was exiting the market as a reinsurer of Credit Insurance. Therefore, the Company and FSG commenced a search for a new reinsurer. During the 4th Quarter of 1998, the Company and FSG negotiated new reinsurance agreements with Munich American Reassurance Company, Atlanta, Georgia ("Munich") and Reliastar Life Insurance Company, Minneapolis, Minnesota ("Reliastar") whereby effective January 1, 1999, the Company will reinsure 50% of the risk on all Credit Insurance policies to each reinsurer. Approximately 19% of the total life insurance in force is Credit Insurance, all of which was written directly by the Company.
      In addition to selling Credit Insurance, some of the Company's bank agents obtain an ordinary life license enabling them to sell mortgage insurance that might be required in excess of the statutory Credit Life limitation enacted by each state where our Credit Insurance products are sold. During 1997 and 1998 premium production in this area was up 68% and 27% respectively. Premiums produced in 1997 were $2,076,752 as compared to $2,637,738 in 1998. The Company anticipates continued growth in this area of approximately 4% during 1999. The Company's mortgage insurance products will continue to be marketed through FSG.
      Group Life. Group life accounts for the remaining 44% of in-force business. Since 1990, the Company has participated in the Federal Employee Group Life Insurance (FEGLI) Program, which is administered by Metropolitan Life Insurance Company. As a result of the termination of the Commonwealth of Kentucky group life contract, on November 30, 1992, the Company's participation in the FEGLI Program has substantially decreased since 1993. The reduction of in-force business since 1993 has been $222,377,000.
      During 1997, the Company converted to group insurance products in the preneed market in a majority of states. The Legacy 2000 Series introduced during 1998 is also a group product in many states. Therefore, group life premiums and in-force business increased significantly while individual premiums and in-force business decreased commensurately. Group life premiums during 1997 were $7,324,000 as compared to $3,881,000 in 1996 which is an increase of 89%.
      Principal Markets. The principal markets for the Company's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee, Illinois, Kansas, West Virginia and Texas. The Company has licensed ordinary agents and regional managers throughout these states. The Company also has licensed credit life agents in over 278 banks and automobile dealerships throughout the Commonwealth of Kentucky.
      The Company is also licensed in sixteen other states: Alabama, Arkansas, Mississippi, and Louisiana in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Arizona and Utah in the West; and Michigan in the North. The business in these states is written mostly through general agents. During 1999 the Company anticipates expanding its preneed operation into several of these states.
      Risk. In many cases, the Company requires evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review the evidence of insurability required and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums, restricted coverages or reduced benefits during the first two policy years. The majority of the single premium business is written through the prearranged funeral market without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.
      Risk is integral to insurance but, as is customary in the insurance business, the Company obtains reinsurance with respect to amounts in excess of its retention limits. The maximum limit of retention by the Company on its standard contract for any one life is $100,000 plus the amount of the return of premium benefits, if any. The maximum is reduced for sub-standard classes of risk. The maximum retention on Credit Life was $100,000 per life. Excess coverages are reinsured externally to unaffiliated reinsurers. As of December 31, 1998; approximately $660,887,000, or 24% of total life insurance in force was reinsured with non-affiliated well established insurance companies. The Company would become liable for the reinsured risks if the reinsurers could not meet their obligations. The Company has not experienced a reinsurer default under any of the reinsurance agreements to which the Company is a party. Further, the Company has no knowledge of and does not anticipate any material default in any existing reinsurance obligations.
      The Company is party to reinsurance and coinsurance agreements with
seventeen non-affiliated companies.   The  reinsurers for the Company and
amounts of insurance in force that are reinsured are as follows:


COMPANY                     REINSURANCE AMOUNT          PERCENT OF TOTAL

Connecticut General Life
   Insurance Co.              $409,884,000           62.14%
Crown Life Insurance Co.         1,579,000             .2%
The Lincoln National Life
    Insurance Co.               83,977,000           12.7%
J.M. Limited                     1,286,000             .2%
Bankers Life Insurance Co.     107,270,000           16.2%
AEtna Life Insurance Co.           284,000             .04%
Indiana-Kentucky Ins. Co. Ltd.     228,000             .03%
Riverside Reinsurance Ltd.         634,000             .01%
Lancaster Life Insurance Co.     3,961,000             .6%
Business Men's Assurance Co.        5,456,000          .8%
Swiss Re America                 1,100,000             .2%
Munich American Reinsurance Co. 41,372,000            6.3%
Life Investors Ins. Co. of
    America                      3,177,000             .48%
Other Companies (4)                679,000             .1%
TOTAL                         $660,887,000          100.0%

      During 1998, the Company reinsured all of the risk on the Credit Insurance policies sold by its agents to Connecticut General; however, the reinsurance agreement effective December 31, 1998 was terminated with respect to new issues. During 1999, the Company will reissue all of the risk on the Credit Insurance policies sold by its agents to Munich and Reliastar however, Connecticut General will continue to provide reinsurance on all Credit Insurance policies sold between January 1, 1996 and December 31, 1998. As explained above, some of these risks will also be reinsured to Life Investors, Bankers Life and AUL.
      Regulation of Insurance. The business of the Company is subject to regulation and supervision by the insurance regulatory authority of each state in which the Company is licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe types and amounts of investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners (the "NAIC"), a self-regulatory organization of state insurance commissioners, insurance companies are examined periodically by one or more of the regulatory authorities.
      Domiciled in the Commonwealth of Kentucky, the Company is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The most recent examination was completed during 1998 for the three years ending December 31, 1997. Other than three minor accounting entries regarding reporting of EDP equipment, general expenses and receivables, the Examination Report contains no recommendations and no adjustments were made in the statutory financial statements.
      In December of 1992, the NAIC adopted a "Risk Based Capital for Life and/or Health Insurers Model Act" (the "Model Act") which was designed to identify inadequately capitalized life and health insurers. The Model Act defines two key measures: (i) adjusted capital, which equals an insurer's statutory capital and surplus plus its asset valuation reserve, plus one-half its liability for policyholder dividends ("Adjusted Capital") and (ii) authorized control level risk based capital ("RBC"). RBC is determined by a complex formula which is intended to take into account the various risks assumed by an insurer. Should an insurer's Adjusted Capital fall below certain prescribed levels (defined in terms of its RBC), the Model Act provides for the following four different levels of regulatory attention:
      "Company Action Level:" This level of review is triggered if an insurer's Adjusted Capital is less than 200 percent of its RBC. The insurer is required to submit a plan to the appropriate regulatory authority that discusses proposed corrective action. The Company's Adjusted Capital is more than 2.9 times the required amount.
      "Regulatory Action Level": This level of review is triggered if an insurer's Adjusted Capital is less than 150% of its RBC. The regulatory authority formally requires the insurer to submit an RBC plan, and performs a special examination of the insurer and issues an order specifying corrective actions. The Company's Adjusted Capital is more than 3.9 times the required amount.
      "Authorized Control Level": This level of review is triggered if an insurer's Adjusted Capital is less than 100% of its RBC. The regulatory authority is authorized to take whatever action it deems necessary. The Company's Adjusted Capital is more than 5.8 times the required amount.
      "Mandatory Control Level": This level of review is triggered if an insurer's Adjusted Capital falls below 70% of its RBC. The regulatory authority is required to place the insurer under its control. The Company's Adjusted Capital is more than 8.4 times the amount required.
      Since the Adjusted Capital levels of the Company currently exceed all of the regulatory action levels as defined by the NAIC's Model Act, the Model Act currently has no impact on the Company's operations or financial condition.
      Competition. The life insurance business is highly competitive. With the introduction of universal life and other interest sensitive products in recent years, competition with other financial institutions has increased. The industry includes both stock and mutual companies, including some of the largest financial institutions in the United States. While the Company is responsive to the current economic environment, the life insurance market is relatively volatile, the Company's operating results may vary with those conditions.
      The Company differentiates itself through its marketing techniques, product features, customer service and reputation. The Company maintains its competitive position by its focus on areas which have historically proven profitable. Those areas include single premium pre-need products, modal premium final expense products, traditional whole life products, mortgage protection products and level term products. The Company's competitive position is maintained by its ability to provide quality customer service throughout the distribution system. Other competitive strengths include the Company's asset/liability management system, a quality investment portfolio which provides liquidity and the Company's non-leveraged financial position.
      The business of the Company is not seasonal.
      (b) Material Changes and Developments
       Because changes in the life insurance business can be dramatic, new product development and innovative sales methods must be ongoing to meet the current economic times. The Company believes that growth from increased sales is directly related to the constant attention paid to revising and selling the products developed by the Company.
      Ordinary Production.     The Company is working diligently to increase
ordinary product sales. The largest increase in this area has been the final expense and prearranged funeral sales. Final expense sales include the sale of lower face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Prearranged funeral sales include the sale of modal premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract. Since 1993 the Company has continued to expand its marketing capability in this area. As a result, the Company steadily increased sales of preneed products.
      During 1997 the Company continued to increase its marketing operations and to expand into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas, South Carolina and Georgia, and experienced growth in premium production of approximately 27% in the prearranged funeral market during 1997 over 1996, $21,104,000 compared to $16,681,000.
      During 1998, the Company focused on increasing its market share in existing states and expanding into some new areas, including Arkansas. Even though single premium growth was anticipated to be 12-15%, when combining ordinary life, group life and individual annuities sold in the preneed market, actual growth was 11%. Single premium production for these lines of business
was $23,413,000 for 1998 compared to $21,102,000 for 1997.         The Company
anticipates continued growth in this segment of approximately 12-15% during
1999.
          Realizing the significant contribution of our financial marketing group, which was successful in increasing the Company's Credit Insurance production to record levels during the late 1980's and early 1990's, and realizing the significant relationship our employees have developed with the financial institutions in the Commonwealth of Kentucky, KII formed FSG as a wholly-owned subsidiary. During 1995, FSG marketed Franklin Life Insurance
Company's  ("Franklin") Credit Insurance product.   Additionally, FSG generates
revenues in the form of commissions. In December 1995 Franklin exited the market and the Company entered into a reinsurance agreement with Connecticut General under the terms of which all of the risk on all Credit Insurance policies sold by the Company would be reinsured with Connecticut General.
      Since 1996 FSG has marketed the Company's Credit Insurance products and
will continue to do so in 1999.   However, during 1999 all of the risk on all
Credit Insurance policies sold by the Company will be reinsured with Munich and Reliastar.
      In addition, FSG was responsible for marketing products for unaffiliated companies to financial institutions including Individual Disability (Illinois Mutual Life and Casualty Company), Involuntary Unemployment Insurance (Vesta Fire Insurance Corp.), and GAP, which covers the excess of the loan amount over the value of the collateral if the collateral is a total loss (General Electric Capital Assurance Company). The Company was not a direct writer of any of these products during 1997.
      FSG will also continue to market the Company's mortgage protection products. Management anticipated growth of approximately 20% in this segment of the Company's business during 1998 due to the marketing efforts of FSG. Actual growth in 1998 exceeded anticipated growth 25.5% due to increased sales activity. Premium production in this area increased $535,663 from $2,076,752 in 1997 to $2,612,415 in 1998. Management anticipates an increase of approximately 5% during 1999.
      Employees.    The number of persons employed by the Company is 107.
The number of active independent contractual agents of the Company is 2,188. Management of the Company considers its relationship with the employees and agents to be satisfactory.
Item 2.  Properties
      The physical property of the Registrant consists of the home office building and grounds, owned in fee, at 200 Capital Avenue, Frankfort, Kentucky. Adjacent to the home office, the Company owns additional property on Second Street and on Shelby Street in Frankfort, Kentucky. One building is used for Agency and Company meetings; one building is a print shop used by IHP, one building is used for supplies and additional storage; and one building is leased to a commercial tenant.
Item 3.  Legal Proceedings
      There are no legal proceedings to which the Registrant is a party which are material to the overall financial condition or the results of operations of the Company.
Item 4.  Submission of Matters to a Vote of Security Holders
      None.
                                    PART II
Item 5.  Market for the Registrant's Common Stock and Related Security Matters
      (a) The information relative to the market value of the Company's stock appears on the inside back cover in the Annual Report to the Stockholders for the year ended December 31, 1998, and is incorporated herein by reference.
      (b)  Approximate Number of Equity Security Holders

                (A)                               (B)
            Title of  Class          Number of Holders
            Common Stock             of Record 12-31-98
                                            2,679

      (c)  Dividends
      Cash dividends paid in 1998 amounted to $687,745 or $.76 per share. The 1999 cash dividend, to be paid April 9, 1999, is $.76 per share, payable to stockholders of record March 26, 1999.
Item 6.  Selected Financial Data
      Selected financial data for the past five years appears on page 29 in the Annual Report to the Stockholders for the year ended December 31, 1998, and is incorporated herein by reference.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Management's Discussion and Analysis of financial condition and results of operations appears on pages 10 - 21 in the Annual Report to the Stockholders for the year ended December 31, 1998, and is incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data
      The consolidated financial statements and notes appear on pages 30 through 47 in the Annual Report to Stockholders for the year ended December 31, 1998, and are incorporated herein by reference. See Part IV, Item 14.
Item 9.  Disagreements on Accounting and Financial Disclosure
      None.

                                    Part III
Item 10. Directors and Executive Officers of the Registrant
      (a) The Executive officers and directors of the Company are:
Name, Position & Year                                 Family


Became Officer/Director       Age                     Relationship

Harry Lee Waterfield II       55
Chairman of the Board,
President/1963

Jimmy R. McIver               47
Treasurer/1988

Wilma Yeary                   67
Secretary/1989

Jane S. Jackson               44
Assistant Secretary/1989

Howard L. Graham              64
Vice President, Corporate
Services/1969

Loretta Jane Wise             52
Vice President, Policy
Service/1988

Nancy W. Walton               59                      Sister of
Vice President,                                       Harry Lee
Underwriting/1975                                     Waterfield II

N. Douglas Hippe              60
Vice President,
Accounting/1974

Raymond L. Carr               50
Vice President, Admn.
Operations/1977

Donald R. Philpot             61
Vice President,
Agency/1981

Margaret J. Kays              67
Vice President,
Human Resources/1993

Helen S. Wagner               62
Director/1986

Jerry F. Howell               85
Director/1964

Jerry F. Howell, Jr.          57                      Son of Jerry
Director/1987                                         F. Howell

Robert M. Hardy, Jr.          41                      Nephew of
Vice President & General Counsel,                     Harry Lee
Director/1986                                         Waterfield II

Michael F. Dudgeon            37                      Nephew of
Vice President, Financial                             Harry Lee
Services & Director/1988                              Waterfield II

Julie Hunsinger               38
Vice President, Chief
Actuary/1999

Adron Doran                   89
Director/1972

H. Glenn Doran                73
Director/1992

Gordon  C. Duke               53
Director/1996

         (b) The principal occupation of each of the Officers listed above for the past five years has been that as indicated except for Michael F. Dudgeon. Mr. Dudgeon was elected Vice President, Financial Services in May, 1998. Prior to that time Mr. Dudgeon was a Regional Preneed Sales Director for the Company. Each of the Directors has occupied the position indicated for a period of more than five years with the exception of Gordon Duke. Mr. Duke was elected to the Board in 1996 to fill the vacancy caused by the untimely death of Joe R. Johnson. Information regarding the business experience of the Directors who are not officers of the Company is shown on pages 2, 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999, and is incorporated herein by reference.
      There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years.
      Officers are appointed annually by the Board of Directors at the Board meeting immediately following the Annual Meeting of Shareholders. There are no arrangements or any understandings between any officer and any other person pursuant to which the office was selected.
Item 11.  Executive Compensation and Transactions
      Information regarding compensation of executive officers and transactions with executive officers and directors is not restated in this Annual Report because the response to this item is shown on pages 5 & 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1999 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management Security ownership by Officers, Directors, and management, is not restated
in this Annual Report because the response to this item is shown on pages 3, & 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999, and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions
      Certain relationships and related transactions are shown on page 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999, and are incorporated herein by reference.
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a)1. Financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 1998 (pages 30-47) filed as Exhibit 1:
      Consolidated Balance Sheets -- December 31, 1998 and 1997
          For each of the three years in the period ended December 31, 1998:
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements
      (a)2.  Consolidated Financial Statement Schedules
      Schedule I -- Summary of Investments -- Other than Investments in Related Parties
      Schedule III --  Supplementary Insurance Information
      Schedule IV -- Reinsurance
      The financial statements and schedules of Investors Heritage Life Insurance Company, as incorporated by reference in its Annual Report on Form 10-K filed with the Securities & Exchange Commission for the year ended December 31, 1998, are incorporated herein by reference.
      All other schedules have been omitted as not applicable, not required, or the required information has been included in the financial statements, notes thereto, or are incorporated herein by reference to the Annual Report on Form 10-K of Investors Heritage Life Insurance Company for the year ended December 31, 1998.
      (a)3.  Listing of Exhibits
      Exhibit 1 - Annual Report to the Stockholders for the year ended December 31, 1998.*
      Exhibit 3.1-- Articles of Incorporation of the Company, as amended.
      Exhibit 3.2--  By-Laws of the Company, as amended.
      Exhibit 11--  Statements re Computation of Per Share Earnings.**
      Exhibit 23 - Consent of Independent Auditors.
      Exhibit 27 _ Financial Data Schedule.
      *The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.
      **The information required is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 37 of the Annual Report to the Stockholders for the year ended December 31, 1998 and is incorporated herein by reference.
      (b)  Reports on Form 8-K
      No filing of Form 8-K was made in 1998.
      (c)  See Item 14(a)(3) above.
      (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                  Investors Heritage Life Insurance Company

March 24, 1999      /s/
 DATE             BY:  Harry Lee Waterfield II
                  ITS: Chairman of the Board, President and
                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/
Harry Lee Waterfield II
Chairman of the Board,
President and Chief
Executive Officer
March 24, 1999

/s/
Jimmy R. McIver
Treasurer
March 24, 1999

/s/
Howard L. Graham
Vice President,
Corporate Services
March 24, 1999

/s/
Jerry F. Howell
Director
March 24, 1999

H. Glenn Doran
Director

Helen S. Wagner
Director

/s/
Adron Doran
Director
March 24, 1999

/s/
Robert M. Hardy, Jr.
Vice President,
General Counsel and Director
March 24, 1999

/s/
Jerry F. Howell, Jr.
Director
March 24, 1999

/s/
Michael F. Dudgeon, Jr.
Director
March 24, 1999

/s/
Gordon C. Duke
Director
March 24, 1999




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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Heritage Life Insurance Company and subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/
Ernst & Young  LLP

Louisville, Kentucky
March 24, 1999








                        CONSENT OF INDEPENDENT AUDITORS

                                   EXHIBIT 23


      We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan and Trust Agreement and in the related prospectus of our report dated March 24, 1999, with respect to the consolidated financial statements and schedules of Investors Heritage Life Insurance Company and subsidiary included in the Annual Report (Form 10-K) for the year ended December 31, 1998.



/s/
Ernst & Young  LLP

Louisville, Kentucky
March 24, 1999





            INVESTORS HERITAGE LIFE INSURANCE COMPANY AND SUBSIDIARY
   SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED
                                    PARTIES
                               DECEMBER 31, 1998

                                                        AMOUNT AT
                                                        WHICH
                                         MARKET         SHOWN IN THE
TYPE OF INVESTMENT         COST          VALUE          BALANCE SHEET

Fixed maturity securities
available-for-sale:

Bonds:
 United States and government
 agencies and authorities  $  21,741,471      $  23,250,908   $ 23,250,908

 States and political          1,992,186          2,064,650      2,064,650
 subdivisions

 Foreign                      16,445,886         17,806,860     17,806,860

 Mortgage-backed
 securities                   36,617,917         38,155,910     38,155,910

 Corporate                   105,079,281        112,615,514    112,615,514

Redeemable preferred stock        10,050             17,625         17,625
                            ------------        -----------  -------------
 Total                      $181,886,791       $193,911,467   $193,911,467
                           =============       ============   ============
 Equity securities,
 available for sale:

 Common stocks:
   Banks, trusts &
   insurance companies     $    356,279        $ 2,761,746    $ 2,761,746

   Industrial, misc.
   and all other                331,005            381,735        381,735

Nonredeemable preferred
 stocks                         225,174             233,732       233,732
                            -----------       --------------  -----------
 Total                     $    912,458        $  3,377,213 $   3,377,213
                           ============        ============ =============


 Total securities
   available for sale:     $182,799,249        $197,288,680  $197,288,680
                           =============        ============ ============
 Mortgage loans
   on real
   estate                    16,189,127          XXXXXXXX      16,189,127



 Policy loans                 7,203,344          XXXXXXXX       7,203,344

Other long term
 investments                    437,221          XXXXXXXX         437,221

Short-term
 investments                  1,170,970          XXXXXXXX       1,170,970
                            -----------      ------------    ------------

Total investments          $207,799,911          XXXXXXXX    $222,289,342
                           ============       ===========     ===========


                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

                                  SCHEDULE III

                      SUPPLEMENTARY INSURANCE INFORMATION

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                    SEGMENT


                                         Credit
                            Traditional  Insurance
                Preneed     Universal    Products   Corporate
                Burial      Life         and Admn.  and
                Products    Products     Svcs.      Other        Total

                $           $             $         $           $


Deferred
Policy
Acquisi-
tion
Costs           17,664,830    9,527,323      60,932      35,599   27,288,684


Future
Policy
Benefits,
Losses,
Claims &
Loss
Expenses       135,613,387   65,678,058   1,196,524   4,627,756  207,115,725

Unearned
Premium                -0-        7,350  19,977,443      84,772   20,069,565

Other
Policy
Claims &
Benefits
Payable            981,859    2,059,406     850,512      33,141    3,924,918

Premiums
Revenue         32,526,605    9,794,706     (59,503)    376,481   42,638,289

Net
Invest-
ment
Income
(1) and
(3)              8,788,111    4,351,374      22,021   1,311,926   14,473,432

Benefits
claims,
Losses &
Settle-
ment
Expenses        14,321,904    7,043,726     252,253     575,980   22,193,863

Amorti-
zation
Deferred
Acquisi-
tion
Costs            4,032,392    2,207,356     148,869     108,646    6,497,263

Other
Operating
 Expenses(2)     3,717,781    1,599,412     593,666      98,291    6,509,150

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity.
(2)  Other operating expenses are assigned directly to the applicable segment.
(3)  Includes realized investment gains or losses.

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                    SEGMENT

                                         Credit
                            Traditional  Insurance
                Preneed     Universal    Products   Corporate
                Burial      Life         and Admn.  and
                Products    Products     Svcs.      Other        Total

                $           $             $         $           $


Deferred
Policy
Acquisi-
tion
Costs            17,078,621  9,792,976      209,801     144,245     27,225,643


Future
Policy
Benefits,
Losses,
Claims &
Loss


Expenses       120,481,988  63,969,966       561,596  4,384,521    189,398,071

Unearned
Premium                -0-       5,038    14,178,873    276,499     14,460,410

Other
Policy
Claims &
Benefits
Payable          1,458,480    2,084,336      577,344     54,480      4,174,640

Premiums
Revenue         29,273,251    9,709,932     (212,347)   358,270     39,129,106

Net
Invest-
ment
Income
(1) and
(3)              7,715,589    4,240,325       66,550  1,041,196     13,063,660

Benefits
claims,
Losses &
Settle-
ment
Expenses        11,516,357    8,374,616      517,942    388,670     20,797,585

Amorti-
zation
Deferred
Acquisi-
tion
Costs            4,337,918    1,909,292      459,646    239,803      6,946,659

Other
Operating
Expenses(2)      3,228,482    1,327,330      749,978    631,514      5,937,304

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity.
(2)  Other operating expenses are assigned directly to the applicable segment.
(3)  Includes realized investment gains or losses.

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                    SEGMENT

                                         Credit
                            Traditional  Insurance
                Preneed     Universal    Products   Corporate
                Burial      Life         and Admn.  and
                Products    Products     Svcs.      Other        Total

                $           $             $         $           $

Deferred
Policy


Acquisi-
tion
Costs            16,852,848   10,014,831   669,447     384,048      27,921,174


Future
Policy
Benefits,
Losses,
Claims &
Loss
Expenses         104,560,102   62,458,014   290,776  3,785,478    171,094,370

Unearned
Premium                  -0-        4,413  8,578,377   699,452      9,282,242

Other
Policy
Claims &
Benefits
Payable              931,153   2,109,628     433,913    68,530      3,543,224

Premiums
Revenue           26,787,290   9,464,381    (728,699)  831,053     36,354,025

Net
Invest-
ment
Income
(1) and
(3)                6,408,159   3,990,107     153,854   611,927     11,164,047

Benefits
claims,
Losses &
Settle-
ment
Expenses           10,552,466 8,660,486      757,693   678,393     20,649,038

Amorti-
zation
Deferred
Acquisi-
tion
Costs                4,304,831 1,238,563   1,215,569   145,514      6,904,477

Other
Operating
Expenses
(2)                  3,236,348 1,325,795     634,333   886,280      6,082,756

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity.
(2)  Other operating expenses are assigned directly to the applicable segment.
(3)  Includes realized investment gains or losses.

            INVESTORS HERITAGE LIFE INSURANCE COMPANY AND SUBSIDIARY



                           SCHEDULE IV _ REINSURANCE

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                    Accident
                  Life              Premium,        and
                  Insurance         Life            Health      TOTAL
                  In Force          Insurance       Insurance   PREMIUMS

                  $                   $             $            $

Gross Amount      1,692,257,000       51,242,511    6,732,327    57,974,838

Ceded to
other
Companies            660,886,585      11,510,247    6,612,882    18,123,129

Assumed
from other
Companies          1,092,914,600       2,824,135     (37,555)     2,786,580

Net Amount         2,124,285,015      42,556,399      81,890     42,638,289
Percentage
of Amount
Assumed to
Net                         51%               7%         -46%          7%

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                    Accident
                  Life              Premium,        and
                  Insurance         Life            Health      TOTAL
                  In Force          Insurance       Insurance   PREMIUMS

                  $                  $              $            $

Gross Amount      1,510,628,000      45,578,663     5,163,744    50,742,407

Ceded to
other
Companies            483,042,626     9,364,359      5,103,594    14,467,953

Assumed
from other
Companies          1,170,162,394       2,973,930     (119,278)    2,854,652

Net Amount         2,197,747,768      39,188,234      (59,128)   39,129,106

Percentage
of Amount
Assumed to
Net               53%                  8%                202%          7%


                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                Accident
                  Life            Premium,      and
                  Insurance       Life          Health        TOTAL
                  In Force        Insurance     Insurance    PREMIUMS

                  $               $             $             $

Gross Amount      1,388,230,107   39,428,287     3,169,441   42,597,728

Ceded to
other
Companies            316,499,131   6,619,435     3,358,570    9,978,005

Assumed
from other
Companies          1,216,370,893    3,379,319      354,983    3,734,302

Net Amount         2,288,101,869   36,188,171      165,854   36,354,025

Percentage
of Amount
Assumed to
Net                  53%                9%             214%        10%