Form 10-Q
period 1999-03-31
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1999-05-12
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                             FOR THREE MONTHS ENDED

                                 March 31, 1999

                            Commission File:  0-3216

                   INVESTORS HERITAGE LIFE INSURANCE COMPANY
               (Exact name of registrant as specified in Charter)

                                    KENTUCKY
         (State of Other Jurisdiction of Incorporation or Organization)

                                   61-0574893
                      (IRS Employer Identification Number)

                       200 Capital Avenue, P. O. Box 717
                           Frankfort, Kentucky  40602
                    (Address of Principal Executive Offices)

                 Registrant's Telephone Number - (502) 223-2361

          Securities registered pursuant to Section 13(g) of the Act:

                 Common Capital Stock par value $1.00 per share
                                (Title of Class)

         Number of outstanding shares as of March 31, 1999  -  904,439

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes X    No ____



                   PART I - CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. The following consolidated statements have been prepared by management in accordance with generally accepted accounting principles ("GAAP"). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at March 31, 1999 and December 31, 1998 and the results of operations for the three months ended March 31, 1999 and 1998 have been made.

                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

                     Condensed Consolidated Balance Sheets

                                            (Unaudited)
                                           March 31, 1999   December 31, 1998
Assets
   Investments
     Fixed maturities available-for-sale at
       fair value (amortized cost:
       1999-$185,812,512; 1998-
       $181,886,791)                         $192,959,373        $193,911,467
     Mortgage loans on real estate             14,987,494          16,189,127
     Other investments                         14,142,142          14,457,293

          Total investments                  $222,089,009        $224,557,887

   Cash and cash equivalents                    4,267,073           2,461,887
   Due and deferred premiums                    2,880,786           4,129,967
   Deferred acquisition costs                  28,425,236          27,288,684
   Other assets                                 8,156,895           8,030,475
   Amounts recoverable from reinsurers         25,183,637          23,355,631

                                             $291,002,636        $289,824,531

Liabilities and Stockholders' Equity

   Liabilities
     Policy liabilities:
     Benefit reserves                        $210,683,643        $207,115,725
     Unearned premium reserves                 20,813,100          20,069,565
     Other policyholders' funds                 3,768,386           3,924,918

          Total policy liabilities           $235,265,129        $231,110,208
     Other liabilities                         10,749,616          10,878,407

          Total liabilities                  $246,014,745        $241,988,615

Stockholders' Equity
   Common stock (shares issued:
     1999-904,439; 1998-904,373)             $  1,447,902        $  1,447,797
   Paid-in surplus                              3,777,035           3,777,101
   Accumulated other comprehensive income       5,714,710           8,594,131
   Retained earnings                           34,048,244          34,016,887

          Total stockholders' equity         $ 44,987,891        $ 47,835,916

                                             $291,002,636        $289,824,531

                            See accompanying notes.


                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

              Condensed Consolidated Income Statements (Unaudited)

                                     Three Months Ended March 31

                                            1999           1998
REVENUES

     Premiums and other considerations  $10,871,846    $10,739,762
     Investment income, net of expense    3,752,975      3,480,141
     Realized gain on investments, net       25,459         17,567
     Other income                            89,590         71,706

          Total revenues                $14,739,870    $14,309,176

BENEFITS AND EXPENSES

     Death and other policyholder
          benefits                      $ 6,371,114    $ 6,024,969
     Increase in benefit reserves and
          unearned premiums               4,480,493      4,208,614
     Amortization of deferred
          acquisition costs, net           (624,681)        23,195
     Commissions                          1,425,359      1,235,644
     Other insurance expenses             2,091,585      2,024,876

          Total benefits and expenses   $13,743,870    $13,517,298

Income from operations before Federal
     income tax                         $   996,000    $   791,878

Provision for income taxes:
     Current                            $    11,000    $    45,695
     Deferred                               267,880        120,599

                                        $   278,880    $   166,294

Net Income                              $   717,120    $   625,584

Earnings per share                      $      0.79    $      0.69

Dividends per share                     $      0.76    $      0.76

                            See accompanying notes.


                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

           Condensed Consolidated Statements of Cash Flow (Unaudited)


                                                Three Months Ended March 31

                                                     1999             1998

Net cash provided by operating activities         $  5,976,931   $  6,324,740

Investing activities
     Securities available-for-sale:
          Purchases                               $ (9,030,419)  $ (6,315,929)
          Sales and maturities                       5,281,318      l,369,978
     Other investments:
          Cost of acquisition                          (72,948)      (900,581)
          Sales and maturities                       1,434,124        838,876
     Other investing activities                        (99,345)       (29,555)

Net cash used by investing activities             $ (2,487,270)  $ (5,037,211)

Financing Activities
     Receipts from universal life policies
          credited to policyholder
          account balances                        $  1,066,762   $  1,343,773
     Return of policyholder account
          balances on universal
          life policies                             (2,065,513)    (1,607,306)
     Other financing activities                       (685,724)      (705,503)

Net cash used by financing activities             $ (1,684,475)  $   (969,036)

Increase in cash and cash equivalents             $  1,805,186   $    318,493

Cash and cash equivalents at beginning
     of period                                       2,461,887      2,902,587

Cash and cash equivalents at end of period        $  4,267,073   $  3,221,080

                            See accompanying notes.


                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. (Kentucky Investors) is the holding company of Investors Heritage Life Insurance Company (the
Company), Investors Heritage Printing, Inc., a printing company and Investors Heritage Financial Services Group, Inc., an insurance marketing company.

The Company's operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating, non-participating, whole life, limited pay, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the Company products are in the Commonwealths of Kentucky and Virginia, and the states of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Illinois, Georgia, West Virginia and Texas.

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for Investors Heritage is 904,430 and 905,534 for March 31, 1999 and 1998, respectively.

NOTE D - Segment Data: The Company operates in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively.

                                      March 31, 1999   March 31, 1998
Revenues:
   Preneed & Burial Products             $10,838,617      $10,349,976
   Traditional & Universal Life
       Products                            3,414,610        3,492,832
   Credit Insurance Products &
      Administrative Services                 70,577           48,629
   Corporate & Other                         416,066          417,739
                                         $14,739,870      $14,309,176

Pre-Tax Income from Operations:
   Preneed & Burial Products             $   794,996      $   570,050
   Traditional & Universal Life
       Products                              205,457          295,138
   Credit Insurance Products &
      Administrative Services                (60,715)        (130,756)
   Corporate & Other                          56,262           57,446
                                         $   996,000      $   791,878

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F - Comprehensive Income: The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 1999 and 1998 are as follows:

                                     March 31, 1999    March 31, 1998
Net income                              $   717,120       $   625,584
Net unrealized gains (losses) on
      available-for-sale                 (2,879,421)          289,330
securities
Comprehensive income (loss)             $(2,162,301)      $   914,914

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Investors Heritage Life Insurance Company (the "Company") is a life insurance company incorporated under the laws of the Commonwealth of Kentucky. The Company offers a full line of life insurance products including, but not limited to, whole life, term life, single premium life, multi-pay life and annuities.

The Company's primary lines of business are insurance policies and annuities utilized to fund preneed funeral contracts, credit life and credit disability insurance, and term life and reducing term life sold through financial institutions. During 1998 the Company introduced the Legacy 2000 Series of products to the preneed funeral market. The Company's operating earnings are derived primarily from revenues generated from the sale of life insurance policies plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.


Investments, Liquidity and Capital Resources

Premiums, which include mortality and expense charges, and investment income are the Company's primary sources of cash flow used to meet short-term and long-term cash requirements.

The Company's short-term obligations consist primarily of policyholder benefits and operating expenses. The Company has historically been able to meet these obligations out of operating cash, premiums and investment income.

Management is not aware of any commitments or unusual events that could materially affect capital resources. The Company has no long-term or short-term external debt. However, the Company will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.

The Company has maintained a sound, conservative investment strategy. At March 31, 1999, 86.9% of invested assets consisted of fixed income public bonds compared to 86.4% at December 31, 1998. Fixed income assets are managed by Charter Oak Capital Management, Inc., an independent portfolio manager.

Additionally, the Company also engages in commercial and residential mortgage lending with approximately 92% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At March 31, 1999, 6.7% of invested assets consisted of mortgage loans compared to 7.2% at December 31, 1998. $1,074,000 of the decrease is due to the early pay-off of several mortgage loans as a result of the sale or refinancing of the property. Management anticipates funding several new mortgage loan investments during the remainder of 1999 to maintain a similar or slightly higher percentage of mortgage loans to total invested assets.

The Company's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At March 31, 1999 the Company's fixed income investments were 100% investment grade as rated by Standard & Poor's, unchanged from December 31, 1998. None of the Company's fixed income assets are in default and there has been no material change in the distribution of the Company's fixed income portfolio.

The Company's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premium charged for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. The Company believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin.


Results of Operations

Total premium income (net of reinsurance) increased 1.2% when compared to the first quarter of 1998. Net investment income for the first quarter 1999 increased 7.8% compared to the first quarter of 1998 primarily due to the increase in the Company's asset base. Overall Revenue for the first quarter 1999 increased 3.0% when compared to the first quarter 1998.

Total Benefits and Expenses were 1.7% higher in the first quarter 1999 when compared to the same quarter of 1998. After providing for federal income taxes, Net Income was $717,120 with Earnings per share of $0.79 for the first three months of 1999 as compared to Net Income of $625,584 and Earnings per share of $0.69 for the same period in 1998.


Business Segments

Management internally evaluates the performance of Company operations by the following business segments:

Preneed & Burial Products includes both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 4.7% higher for the first quarter of 1999 when compared to the same period of 1998. The increase is due to increased sales of the Company's Legacy 2000 Series of Preneed and Burial Products used in the pre-arranged funeral and final expense markets. Pre-Tax Income from Operations during the first quarter 1999 was 39.5% higher than the comparable period for 1998 due primarily to higher than anticipated sales of non-single premium Legacy 2000 Series products combined with the new commission structure on those products.

The Company plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products includes traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 2.2% lower for the first quarter of 1999 when compared to the first quarter of 1998. Pre-Tax Income from Operations for the first quarter 1999 was 30.4% lower than the comparable period for 1998 primarily due to lower than anticipated profits in the Company's traditional whole life participating product as well as the increased administrative cost of maintaining a block of reduced paid-up business. Revenues for the first quarter 1999 were slightly lower than projected. Pre-Tax Income for the same period was lower than projected, primarily due to higher than projected claims. Management anticipates improvement in this segment during the balance of 1999.

Credit Insurance Products & Administrative Services includes the marketing and administration of credit life and credit accident & health insurance products. Revenues were 45.1% higher and Pre- tax income has improved 53.6% for the first quarter of 1999 when compared to the first quarter of 1998 primarily due to the reduction in the run-off of a closed block of credit business combined with increased service fees on new credit business. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, investments in affiliates and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 0.4% lower for the first quarter of 1999 when compared to the same period of 1998. Pre-Tax Income was 2.1% lower for the first quarter of 1999 when compared to the first quarter of 1998. The decreases in Revenues and Pre-Tax Income are primarily due to the continued run-off of a closed block of group accident and health insurance and claims associated with that block.


Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate.
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 28% at March 31, 1999 compared to 21% for March 31, 1998. The increase in the effective tax rate is due primarily to the reduced benefit of the small life insurance company deduction resulting from an increase in net income.


Year 2000 Compliance

The Year 2000 issue is the result of computer programs being written using 2-digits rather than 4-digits to define the applicable year. Any computer program that has time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company recognized the Year 2000 Issue in 1988 and began working on a solution at that time. The Information Systems Department has worked diligently to make modifications to existing software so that the Year 2000 Issue will not pose significant operational problems for its computer systems. As of year end 1995, the Company's systems were in full compliance with all Year 2000 Issue requirements and it is anticipated that there will be no exposure to contingencies related to the Year 2000 Issue for the products it has sold. The cost to implement system changes related to the Year 2000 issue has been nominal.

Although the Company does not anticipate any major interruption of business activities, that will be dependent, in part, upon the activities of third parties. Management has initiated formal communications with all of its significant reinsurers, vendors, and financial institutions and has been advised that all are either in full compliance or anticipate being in full compliance prior to June 30, 1999. Even though the Company has assessed and continues to assess third party issues, it has no direct ability to influence the compliance actions of such parties. Accordingly, there can be no guarantee that the systems of other companies on which Investors Heritage relies will be Year 2000 compliant, leading to an adverse effect on future operating results of the Company.


Forward Looking Information

The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend
on numerous foreseeable and unforeseeable factors and developments.   Some of
these may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, industry consolidation and the effects of competition in the insurance business from other insurance companies and other financial institutions operation in the Company's market area and elsewhere. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. The Company cautions that such factors are not exclusive. The Company disclaims any obligation to update forward-looking information.

                          PART II _ OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in litigation relating claims arising out of its operations in the normal course of business. As of May 10, 1999, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 27 - Financial Data Schedule.

b) Reports on Form 8-K

No reports on Form 8-K were for the quarter ended March 31,1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INVESTORS HERITAGE LIFE INSURANCE COMPANY


/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  May 12, 1999



/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  May 12, 1999