Form 10-Q
period 1999-06-30
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1999-08-13
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                              FOR SIX MONTHS ENDED

                                 June 30, 1999

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


          Securities registered pursuant to Section 13(g) of the Act:

                 Common Capital Stock par value $1.00 per share
                                (Title of Class)

          Number of outstanding shares as of June 30, 1999  -  904,395

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

ITEM 1. The following consolidated statements have been prepared by management in accordance with generally accepted accounting principles ("GAAP"). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at June 30, 1999 and December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 and 1998 have been made.

                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

                     Condensed Consolidated Balance Sheets

                                             (Unaudited)
                                            June 30, 1999  December 31, 1998

Assets
   Investments
     Fixed maturities available-for-sale at
     fair value (amortized cost:
     1999-$191,131,019; 1998-
     $181,886,791)                           $192,324,585   $193,911,467
     Mortgage loans on real estate             14,986,939     16,189,127
     Other investments                         14,112,293     14,457,293

          Total investments                  $221,423,817   $224,557,887

   Cash and cash equivalents                    3,225,285      2,461,887
   Due and deferred premiums                    4,056,339      4,129,967
   Deferred acquisition costs                  29,254,790     27,288,684
   Other assets                                 8,030,092      8,030,475
   Amounts recoverable from reinsurers         26,306,933     23,355,631

                                             $292,297,256   $289,824,531

Liabilities and Stockholders' Equity

   Liabilities
     Policy liabilities:
     Benefit reserves                        $215,224,527   $207,115,725
     Unearned premium reserves                 22,428,481     20,069,565
     Other policyholders' funds                 3,696,570      3,924,918

          Total policy liabilities           $241,349,578   $231,110,208
     Federal income taxes                       3,770,975      6,487,085
     Other liabilities                          4,899,284      4,391,322

          Total liabilities                  $250,019,837   $241,988,615

Stockholders' Equity
   Common stock (shares issued:
     1999-904,406; 1998-904,373)             $  1,447,850   $  1,447,797
   Paid-in surplus                              3,777,035      3,777,101
   Accumulated other comprehensive income       2,296,903      8,594,131
   Retained earnings                           34,755,631     34,016,887

          Total stockholders' equity         $ 42,277,419   $ 47,835,916

                                             $292,297,256   $289,824,531

                            See accompanying notes.


                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

              Condensed Consolidated Income Statements (Unaudited)

                                            Three Months Ended June 30
                                                1999           1998
REVENUES

     Premiums and other considerations       $11,803,041    $11,100,540
     Investment income, net of expense         3,787,335      3,467,548
     Realized gain (loss)on investments, net    (111,592)       114,034
     Other income                                111,413         89,006

          Total revenues                     $15,590,197    $14,771,128

BENEFITS AND EXPENSES

     Death and other benefits                $ 5,765,253    $ 4,895,966
     Guaranteed annual endowments                228,242        233,184
     Dividends to policyholders                  202,851        114,808
     Increase in benefit reserves and
          unearned premiums                    4,766,079      5,134,348
     Amortization of deferred
          acquisition costs, net                (247,950)         6,915
     Commissions                               1,612,521      1,326,633
     Other insurance expenses                  2,279,703      2,128,871

          Total benefits and expenses        $14,606,699    $13,840,725

Income from operations before Federal
     income tax                              $   983,498    $   930,403

Provision for income taxes:
     Current                                 $    38,277    $    80,854
     Deferred                                    237,102        114,531

          Total                              $   275,379    $   195,385

Net Income                                   $   708,119    $   735,018

Earnings per share                           $      0.79    $      0.81

Dividends per share                          $      0.00    $      0.00


                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

              Condensed Consolidated Income Statements (Unaudited)

                                             Six Months Ended June 30
                                                1999           1998
REVENUES

     Premiums and other considerations       $22,674,887    $21,840,302
     Investment income, net of expense         7,540,310      6,947,689
     Realized gain (loss) on investments, net    (86,133)       131,601
     Other income                                201,003        160,712

          Total revenues                     $30,330,067    $29,080,304

BENEFITS AND EXPENSES

     Death and other benefits                $11,763,951    $10,540,636
     Guaranteed annual endowments                426,076        437,945
     Dividends to policyholders                  377,433        290,346
     Increase in benefit reserves and
          unearned premiums                    9,246,572      9,342,962
     Amortization of deferred
          acquisition costs, net                (872,631)        30,110
     Commissions                               3,037,880      2,562,277
     Other insurance expenses                  4,371,288      4,153,747

          Total benefits and expenses        $28,350,569    $27,358,023

Income from operations before Federal
     income tax                              $ 1,979,498    $ 1,722,281

Provision for income taxes:
     Current                                 $    49,277    $   126,549
     Deferred                                    504,982        235,130

          Total                              $   554,259    $   361,679

Net Income                                   $ 1,425,239    $ 1,360,602

Earnings per share                           $      1.58    $      1.50

Dividends per share                          $      0.76    $      0.76

                            See accompanying notes.

                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

           Condensed Consolidated Statements of Cash Flow (Unaudited)

                                             Six Months Ended June 30
                                                 1999           1998



Net cash provided by operating activities    $ 10,792,974   $ 11,349,079

Investing activities
     Securities available-for-sale:
          Purchases                          $(22,954,206)  $(13,834,470)
          Sales and maturities                 13,694,758      3,681,959
     Other investments:
          Cost of acquisition                  (1,108,293)    (1,503,859)
          Sales and maturities                  2,763,833      1,130,291
     Other investing activities                  (125,356)       (65,536)

Net cash used by investing activities        $ (7,729,264)  $(10,591,615)

Financing Activities
     Receipts from universal life policies
          credited to policyholder
          account balances                   $  1,964,605   $  2,465,133
     Return of policyholder account
          balances on universal
          life policies                        (3,578,409)    (3,034,901)
     Other financing activities                  (686,508)      (742,758)

Net cash used by financing activities        $ (2,300,312)  $ (1,312,526)

Increase (decrease) in cash and cash
     equivalents                             $    763,398   $   (555,062)

Cash and cash equivalents at beginning
     of period                                  2,461,887      2,902,587

Cash and cash equivalents at end of period   $  3,225,285   $  2,347,525

                            See accompanying notes.

                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for the Company is 904,428 and 904,911 for June 30, 1999 and 1998, respectively.

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

                                        June 30, 1999  June 30, 1998

Revenues:
   Preneed & Burial Products            $22,647,434    $21,005,179
   Traditional & Universal Life Products 6,833,436 7,030,213 Credit Insurance Products &
      Administrative Services               135,868        129,782
   Corporate & Other                        713,329        915,130
                                        $30,330,067    $29,080,304

Pre-Tax Income from Operations:
   Preneed & Burial Products            $ 1,657,377    $ 1,206,070
   Traditional & Universal Life Products    397,856        366,490
   Credit Insurance Products &
      Administrative Services               (44,154)       (61,484)
   Corporate & Other                        (31,581)       211,205
                                        $ 1,979,498    $ 1,722,281


NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F _ Comprehensive Income:    The components of comprehensive income (loss),
net of related tax, are as follows:

                                             Three Months Ended
                                      June 30, 1999     June 30, 1998
Net income                            $  708,119        $  735,018
Net unrealized gains (losses) on
   available-for-sale securities       3,417,807           898,845
Comprehensive income (loss)           $2,709,688        $1,633,863

                                              Six Months Ended
                                      June 30, 1999     June 30, 1998
Net income                            $ 1,425,239       $1,360,602
Net unrealized gains (losses) on
   available-for-sale securities       (6,297,228)       1,188,175
Comprehensive income (loss)           $(4,871,989)      $2,548,777


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

The Company has maintained a sound, conservative investment strategy. At June 30, 1999, 86.9% of invested assets consisted of fixed income public bonds compared to 86.4% at December 31, 1998. Fixed income assets are managed by Charter Oak Capital Management, Inc., an independent portfolio manager.

Additionally, the Company also engages in commercial and residential mortgage lending with approximately 92% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At June 30, 1999, 6.8% of invested assets consisted of mortgage loans compared to 7.2% at December 31, 1998. $1,848,000 of the decrease is due to the early pay-off of several mortgage loans as a result of the sale or refinancing of the property. New mortgage loans made during the first six months of 1999 totaled $1,070,000. Management anticipates funding several new mortgage loan investments during the remainder of 1999 to maintain a similar or slightly higher percentage of mortgage loans to total invested assets.

The Company's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At June 30, 1999 the Company's fixed income investments were 100% investment grade as rated by Standard & Poor's, unchanged from December 31, 1998. None of the Company's fixed income assets are in default and there has been no material change in the distribution of the Company's fixed income portfolio.

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


Results of Operations

Total premium income (net of reinsurance) increased 6.3% when compared to the second quarter of 1998, and increased 3.8% for the first six months of 1999 when compared to the same period in 1998. (For further explanation, see "Business Segments" below). Net investment income for the second quarter 1999 increased 9.2% compared to the second quarter of 1998 and increased 8.5% for the first six months of 1999 when compared to the same period in 1998. This is due primarily to the increase in the Company's asset base. Overall Revenue for the second quarter 1999 increased 5.5% when compared to the second quarter 1998 and increased 4.3% for the first six months of 1999.

Total Benefits and Expenses were 5.5% higher in the second quarter 1999 when compared to the same quarter of 1998 and 3.6% higher for the first six months of 1999 when compared to the same period in 1998. The primary reasons for this increase are (1) increased sales of Preneed and Burial Products combined with a change in the commission structure which generates higher first year commissions, and (2) higher than projected claims for the first four months of 1999. These claims have been analyzed revealing no particular anti-selection. Claims improved from previous levels during May and June, 1999.


Business Segments

Management internally evaluates the performance of Company operations by the following business segments:

Preneed & Burial Products includes both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 7.8% higher for the first six months of 1999 when compared to the same period of 1998. The increase is due to increased sales of the Company's Legacy 2000 Series of Preneed and Burial Products used in the pre-arranged funeral and final expense markets and the Net Investment Income associated with those products. Pre-Tax Income from Operations during the first six months 1999 was 37.4% higher than the comparable period for 1998 due primarily to higher than anticipated sales of non-single premium Legacy 2000 Series products combined with the new commission structure on those products. The Company plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products includes traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 2.8% lower for the first six months of 1999 when compared to the first six months of 1998. Pre-Tax Income from Operations for the first six months of 1999 was 8.6% higher than the comparable period for 1998 primarily due to significantly lower claims in universal life products.

Credit Insurance Products & Administrative Services includes the marketing and administration of credit life and credit accident & health insurance products. Revenues were 4.7% higher and Pre- tax income has improved 28.2% for the first six months of 1999 when compared to the first six months of 1998 primarily due to the reduction in the run-off of a closed block of credit business combined with increased service fees on new credit business. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, investments in affiliates and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 22.1% lower for the first six months of 1999 when compared to the same period of 1998. Pre-Tax Income was 114.95% lower for the first six months of 1999 when compared to the first six months of 1998. The decreases in Revenues and Pre-Tax Income are primarily due to realized capital losses during the second quarter of 1999 and the continued run-off of a closed block of group accident and health insurance and claims associated with that block.


Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 28% at June 30, 1999 compared to 21% for June 30, 1998. The increase in the effective tax rate is due primarily to the reduced benefit of the small life insurance company deduction resulting from an increase in net income.


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

Although the Company does not anticipate any major interruption of business activities, that will be dependent, in part, upon the activities of third parties. Management has initiated formal communications with all of its significant reinsurers, vendors, and financial institutions and has been advised that all are either in full compliance or anticipate being in full compliance prior to June 30, 1999, with the exception of the utility that supplies power to Investors Heritage which anticipates having critical systems Year 2000 ready by September 30, 1999. Even though the Company has assessed and continues to assess third party issues, it has no direct ability to influence the compliance actions of such parties. Accordingly, there can be no guarantee that the systems of other companies on which Investors Heritage relies will be Year 2000 compliant, leading to an adverse effect on future operating results of the Company.


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

                          PART II _ OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in litigation relating claims arising out of its operations in the normal course of business. As of August 9, 1999, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders was held on May 13, 1999 at 10:00 a.m. The purpose of the meeting was to elect directors.

(b)   The purpose of the meeting was as follows:

To elect three (3) directors to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of (3) years and the number of votes cast was as follows:

Helen S. Wagner _ Number of Votes Cast FOR _ 826,818; WITHHELD - 741
Jerry F. Howell _ Number of Votes Cast FOR _ 826,793; WITHHELD - 766
Michael F. Dudgeon, Jr. _ Number of Votes Cast FOR _ 826,759; WITHHELD - 800

The other directors whose terms will continue after the meeting are:

Gordon C. Duke
Dr. Jerry F. Howell, Jr.
Robert M. Hardy, Jr.
Harry Lee Waterfield II
Adron Doran
H. Glenn Doran

ITEM  5.  Other Information.

Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Definitive Proxy Statements and Annual Reviews were filed with the Securities and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1999.

(c)  Exhibit 27 - Financial Data Schedule.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INVESTORS HERITAGE LIFE INSURANCE COMPANY
/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  August 13, 1999

/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  August 13, 1999