Form 10-Q
period 1999-09-30
INVESTORS HERITAGE LIFE INSURANCE CO /KY/
filed 1999-11-12
CIK 52301

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                             FOR NINE MONTHS ENDED

                               September 30, 1999

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

          Securities registered pursuant to Section 13(g) of the Act:

                 Common Capital Stock par value $1.00 per share
                                (Title of Class)

       Number of outstanding shares as of September 30, 1999  -  904,784

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

ITEM 1. The following consolidated statements have been prepared by management in accordance with generally accepted accounting principles ("GAAP"). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at September 30, 1999 and December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 and 1998 have been made.

                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

                     Condensed Consolidated Balance Sheets

                                        (Unaudited)
                                    September 30, 1999  December 31, 1998
Assets
   Investments
     Fixed maturities available-for-sale at
     fair value (amortized cost:
     1999-$195,713,018; 1998-
     $181,886,791)                      $194,604,358        $193,911,467
     Mortgage loans on real estate        14,674,647          16,189,127
     Other investments                    13,291,005          14,457,293

          Total investments             $222,570,010        $224,557,887

   Cash and cash equivalents               5,424,683           2,461,887
   Due and deferred premiums               4,496,596           4,129,967
   Deferred acquisition costs             30,141,274          27,288,684
   Other assets                            7,918,538           8,030,475
   Amounts recoverable from reinsurers    27,816,953          23,355,631

                                        $298,368,054        $289,824,531

Liabilities and Stockholders' Equity

   Liabilities
     Policy liabilities:
     Benefit reserves                   $221,703,744        $207,115,725
     Unearned premium reserves            23,657,239          20,069,565
     Other policyholders' funds            3,795,494           3,924,918

          Total policy liabilities      $249,156,477        $231,110,208
     Federal income taxes                  3,178,960           6,487,085


     Other liabilities                     4,533,614           4,391,322

          Total liabilities             $256,869,051        $241,988,615

Stockholders' Equity
   Common stock (shares issued:
     1999-904,784; 1998-904,373)        $  1,448,454        $  1,447,797
   Paid-in surplus                         3,775,617           3,777,101
   Accumulated other comprehensive income    444,858           8,594,131
   Retained earnings                      35,830,074          34,016,887

          Total stockholders' equity    $ 41,499,003        $ 47,835,916

                                        $298,368,054        $289,824,531

                            See accompanying notes.


                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

              Condensed Consolidated Income Statements (Unaudited)

                                        Three Months Ended September 30
                                            1999                1998
REVENUES

     Premiums and other considerations  $12,871,624         $10,756,960
     Investment income, net of expense    3,828,030           3,592,277
     Realized gain on investments, net       52,699              45,687
     Other income                           115,607              96,562

          Total revenues                $16,867,960         $14,491,486

BENEFITS AND EXPENSES

     Death and other benefits           $ 5,154,779         $ 5,153,277
     Guaranteed annual endowments           179,017             184,372
     Dividends to policyholders             172,057             171,958
     Increase in benefit reserves and
          unearned premiums               6,382,039           4,626,050
     Amortization of deferred
          acquisition costs, net           (582,543)           (169,563)
     Commissions                          1,721,433           1,298,563
     Other insurance expenses             2,362,363           2,115,309

          Total benefits and expenses   $15,389,145         $13,379,966

Income from operations before Federal
     income tax                         $ 1,478,815         $ 1,111,520

Provision for income taxes:
     Current                            $    59,903         $    54,925
     Deferred                               354,166             178,494

          Total                         $   414,069         $   233,419

Net Income                              $ 1,064,746         $   878,101

Earnings per share                      $      1.17         $      0.98

Dividends per share                     $      0.00         $      0.00


                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

              Condensed Consolidated Income Statements (Unaudited)

                                        Nine Months Ended September 30
                                            1999                1998
REVENUES

     Premiums and other considerations  $35,546,511         $32,597,262
     Investment income, net of expense   11,368,340          10,539,966
     Realized gain (loss) on
          investments, net                  (33,434)            177,288
     Other income                           316,610             257,274

          Total revenues                $47,198,027         $43,571,790

BENEFITS AND EXPENSES

     Death and other benefits           $16,918,730         $15,693,913
     Guaranteed annual endowments           605,093             622,317
     Dividends to policyholders             549,490             462,304
     Increase in benefit reserves and
          unearned premiums              15,628,611          13,969,012
     Amortization of deferred
          acquisition costs, net         (1,455,174)           (139,453)
     Commissions                          4,759,313           3,860,840
     Other insurance expenses             6,733,651           6,269,056

          Total benefits and expenses   $43,739,714         $40,737,989

Income from operations before Federal
     income tax                         $ 3,458,313         $ 2,833,801

Provision for income taxes:
     Current                            $   109,180         $   181,474
     Deferred                               859,148             413,624

          Total                         $   968,328         $   595,098

Net Income                              $ 2,489,985         $ 2,238,703

Earnings per share                      $      2.75         $      2.48

Dividends per share                     $      0.76         $      0.76

                            See accompanying notes.



                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

           Condensed Consolidated Statements of Cash Flow (Unaudited)

                                             Nine Months Ended September 30
                                                  1999            1998

Net cash provided by operating activities    $ 17,412,810    $ 17,015,791

Investing activities
     Securities available-for-sale:
          Purchases                          $(32,691,109)   $(19,257,843)
          Sales and maturities                 18,865,946       6,659,475
     Other investments:
          Cost of acquisition                  (1,778,982)     (4,289,373)
          Sales and maturities                  3,817,220       1,989,693
     Other investing activities                  (156,530)        (88,731)

Net cash used by investing activities        $ 11,943,455)   $(14,986,779)

Financing Activities
     Receipts from universal life policies
          credited to policyholder
          account balances                   $  3,266,933    $  3,485,437
     Return of policyholder account
          balances on universal
          life policies                        (5,095,867)     (4,500,134)
     Other financing activities                  (677,625)       (740,080)

Net cash used by financing activities         $(2,506,559)   $ (1,754,777)

Increase in cash and cash equivalents         $ 2,962,796    $    274,235

Cash and cash equivalents at beginning
     of period                                  2,461,887       2,902,587

Cash and cash equivalents at end of period    $ 5,424,683    $  3,176,822

                            See accompanying notes.





                   INVESTORS HERITAGE LIFE INSURANCE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (Unaudited)

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for the Company is 904,426 and 904,503 for September 30, 1999 and 1998, respectively.

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

                                               Three Months Ended
                                   September 30, 1999       September 30, 1998

Revenues:
   Preneed & Burial Products          $12,861,272              $10,389,560
   Traditional & Universal Life
      Products                          3,468,318                3,622,046
   Credit Insurance Products &
      Administrative Services              93,980                   69,926
   Corporate & Other                      444,390                  409,954
                                      $16,867,960              $14,491,486

Pre-Tax Income from Operations:
   Preneed & Burial Products          $ 1,138,655              $   656,147
   Traditional & Universal Life
      Products                            197,377                  434,043
   Credit Insurance Products &
      Administrative Services               1,919                  (73,322)
   Corporate & Other                      140,864                   94,652
                                      $ 1,478,815              $ 1,111,520


                                                Nine Months Ended
                                   September 30, 1999       September 30, 1998

Revenues:
   Preneed & Burial Products            $35,508,706              $31,394,739
   Traditional & Universal Life
      Products                           10,301,754               10,652,259
   Credit Insurance Products &
      Administrative Services               229,848                  199,708
   Corporate & Other                      1,157,719                1,325,084
                                        $47,198,027              $43,571,790

Pre-Tax Income from Operations:
   Preneed & Burial Products            $ 2,796,032              $ 1,862,217
   Traditional & Universal Life Products    595,233                  800,533
   Credit Insurance Products &
      Administrative Services               (42,235)                (134,806)
   Corporate & Other                        109,283                  305,857
                                        $ 3,458,313              $ 2,833,801


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

NOTE F _ Comprehensive Income:    The components of comprehensive income (loss),
net of related tax, are as follows:

                                             Three Months Ended
                                     September  30     September 30
                                         1999              1998

Net income                          $  1,064,746       $   878,101
Net unrealized gains (losses) on
    available-for-sale securities     (1,852,045)        3,565,278
Comprehensive income (loss)         $    (87,299)      $ 4,443,379

                                             Nine Months Ended
                                      September 30      September 30
                                         1999              1998

Net income                           $ 2,489,985       $ 2,238,703
Net unrealized gains (losses) on
    available-for-sale securities     (8,149,273)        4,753,453
Comprehensive income (loss)          $(5,659,288)      $ 6,992,156


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

The Company has maintained a sound, conservative investment strategy. At September 30, 1999, 87.4% of invested assets consisted of fixed income public bonds compared to 86.4% at December 31, 1998. Fixed income assets are managed by Charter Oak Capital Management, Inc., an independent portfolio manager. The accumulated other comprehensive loss increased by $1,852,000 for the third quarter of 1999 and $8,149,000 for the first nine months of 1999 principally related to the decreasing fair value of the Company's investment portfolio as interest rates rose.

Additionally, the Company also engages in commercial and residential mortgage lending with approximately 92% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At September 30, 1999, 6.6% of invested assets consisted of mortgage loans compared to 7.2% at December 31, 1998. $2,677,000 of the decrease is due to the early pay-off of several mortgage loans as a result of the sale or refinancing of the property. New mortgage loans made during the first nine months of 1999 totaled $1,684,000. Management anticipates funding several new mortgage loan investments during the remainder of 1999 to maintain a similar or slightly higher percentage of mortgage loans to total invested assets.

The Company's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At September 30, 1999 the Company's fixed income investments were 100% investment grade as rated by Standard & Poor's, unchanged from December 31, 1998. None of the Company's fixed income assets are in default and there has been no material change in the distribution of the Company's fixed income portfolio.

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


Results of Operations

Total premium income (net of reinsurance) increased 19.7% when compared to the third quarter of 1998, and increased 9.0% for the first nine months of 1999 when compared to the same period in 1998. (For further explanation, see "Business Segments" below). Net investment income for the third quarter 1999 increased 6.6% compared to the third quarter of 1998 and increased 7.9% for the first nine months of 1999 when compared to the same period in 1998. This is due primarily to the increase in the Company's invested asset base. Overall Revenue for the third quarter 1999 increased 16.4% when compared to the third quarter 1998 and increased 8.3% for the first nine months of 1999.

Total Benefits and Expenses were 15.0% higher in the third quarter 1999 when compared to the same quarter of 1998 and 7.4% higher for the first nine months of 1999 when compared to the same period in 1998. The primary reasons for this increase are (1) increased sales of Preneed and Burial Products combined with a change in the commission structure which generates higher first year commissions, and (2) higher than projected claims for the first four months of 1999. These claims have been analyzed revealing no particular anti-selection. Claims improved from previous levels during May through September, 1999.


Business Segments

Management internally evaluates the performance of Company operations by the following business segments:

Preneed & Burial Products includes both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 23.8% when compared to the third quarter of 1998 and were 13.1% higher for the first nine months of 1999 when compared to the same period of 1998. The increase is due to the continued increase in sales of the Company's Legacy 2000 Series of Preneed and Burial Products used in the pre-arranged funeral and final expense markets and the Net Investment Income associated with those products. Pre-Tax Income from Operations was 73.5% higher than the third quarter of 1998 and during the first nine months 1999 was 50.1% higher than the comparable period for 1998 due primarily to higher than anticipated sales of non-single premium Legacy 2000 Series products combined with the new commission structure on those products. The Company plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products includes traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 4.2% lower than the third quarter of 1998 and were 3.3% lower for the first nine months of 1999 when compared to the first nine months of 1998. Pre-Tax Income from Operations was 54.5% lower than the third quarter of 1998 and for the first nine months of 1999 was 25.6% lower than the comparable period for 1998. The decreases are primairly due to lower premiums in the group life insurance line as a result of a reinsurance agreement entered into during the third quarter of 1999 whereby a substantial block of group insurance was ceded to a non-affiliated life insurer. Addtionally, higher claims in the ordinary life lines in the third quarter of 1999 when compared to the same quarter in 1998 resulted in a decrease in Pre-Tax Income.

Credit Insurance Products & Administrative Services includes the marketing and administration of credit life and credit accident & health insurance products. Revenues were 34.4% higher and pre-tax Income improved 102.6% when compared to the third quarter of 1998. Revenues were 15.1% higher and Pre- tax income has improved 68.7% for the first nine months of 1999 when compared to the first nine months of 1998. The increases are primarily due to the reduction in the run-off of a closed block of credit business combined with increased service fees on new credit business. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, investments in affiliates and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 8.4% higher and Pre-tax Income was 48.8% higher for the first quarter when compared to the same period in 1998. Revenues were 12.6% lower for the first nine months of 1999 when compared to the same period of 1998. Pre-Tax Income was 64.3% lower for the first nine months of 1999 when compared to the first nine months of 1998. The decreases in Revenues and Pre-Tax Income for the nine months in 1999 are primarily due to realized capital losses during the second quarter of 1999 and the continued run-off of a closed block of group accident and health insurance and claims associated with that block.


Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate.
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 28% at September 30, 1999 compared to 21% for September 30, 1998. The increase in the effective tax rate is due primarily to the reduced benefit of the small life insurance company deduction resulting from an increase in net income.


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

Although the Company does not anticipate any major interruption of business activities, that will be dependent, in part, upon the activities of third parties. Management has initiated formal communications with all of its significant reinsurers, vendors, and financial institutions and has been advised that all are in full compliance. Even though the Company has assessed and continues to assess third party issues, it has no direct ability to influence the compliance actions of such parties. Accordingly, there can be no guarantee that the systems of other companies on which Investors Heritage relies will be Year 2000 compliant, leading to an adverse effect on future operating results of the Company.


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


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

From time to time the Company is involved in litigation relating claims arising out of its operations in the normal course of business. As of November 12, 1999 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  Changes in Securities

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


ITEM 5.  Other Information.

Not Applicable.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 27 - Financial Data Schedule.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1999.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INVESTORS HERITAGE LIFE INSURANCE COMPANY


/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  November 12, 1999


/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  November 12, 1999